Form 10QSB
period 2000-12-31
TRAVELSHORTS COM INC
filed 2001-04-19
CIK 1123844

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549

                           FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

For the quarterly period ended December 31, 2000

[ ]   Transition Report pursuant to 13 or 15(d) of the Securities
      Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 0-31679

                        TRAVELSHORTS.COM, INC.
                        ----------------------
  (Exact name of Small Business Issuer as specified in its charter)

Washington                                    54-0231483
----------                                    ----------
(State or other jurisdiction of               (IRS Employer
incorporation)                                Identification No.)

        3235 West 4th Avenue, Suite 101, Vancouver, BC Canada V6K 1R8
        -------------------------------------------------------------
                   (Address of principal executive offices)

                              604-736-4989
                              ------------
                       (Issuer's telephone number)

     _________________________________________________________________
      (Former name, former address and former fiscal year if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
16,145,499 shares of Common Stock as of February 28, 2001.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

PART I  FINANCIAL INFORMATION

Item 1.    Financial Statements

GENERAL

The Company's unaudited financial statements for the nine months ended December 31, 2001 are included with this Form 10-QSB. The unaudited financial statements for the nine months ended December
31, 2001 include:

(a)   Balance Sheet as of December 31, 2000 and December 31, 1999;
(b)   Statement of Operations - Nine months ended December 31,
      2000 and December 31, 1999;
(c)   Statement of Cash flows - Nine months ended December 31,
      2000 and December 31, 1999;
(d)   Notes to Financial Statements

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended December 31, 2000 are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2001.

                       TRAVELSHORTS.COM, INC.
                   (A Development State Company)

                        FINANCIAL STATEMENTS

                         DECEMBER 31, 2000

__________________________________________________________________________
Travelshorts.com, Inc.
(A Development Stage Company)

Balance Sheet
__________________________________________________________________________


                                                    As at         As at
                                                 December 31,   March 31,
                                                    2000          2000
                                                 (unaudited)    (audited)
                                                      $             $
                                                  ---------     ---------

                            Assets
Current Assets
   Cash and equivalents                               6,203        25,099
Property, Plant and Equipment                         8,680             -
                                                  ---------     ---------
                                                     14,883        25,099
                                                  =========     =========

              Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable                                     700         3,000
   Due to related party                              22,170            70
   Loans payable                                     20,250             -
                                                  ---------     ---------
                                                     43,120         3,070
                                                  ---------     ---------

Stockholders' Equity

Common Stock, 50,000,000 common shares
  authorized with a par value of $.001;
  16,145,499 and 5,449,000 common shares
  issued and outstanding respectively               16,145         5,449
Additional Paid in Capital                         110,980       105,051
Deficit Accumulated During the Development Stage  (155,362)      (88,471)
                                                  ---------     ---------
                                                   (28,237)       22,029
                                                  ---------     ---------
                                                    14,883        25,099
                                                  =========     =========

Contingent Liability (Note 1)

__________________________________________________________________________
Travelshorts.com, Inc.

(A Development Stage Company)

Statements of Operations
(unaudited)
__________________________________________________________________________

                            Accumulated
                               From
                           July 6, 1989
                             (Date of
                             Inception)   Three months     Nine months
                            December 31,     ended            ended
                                 31,     December 31,      December 31,
                                2000      2000    1999     2000    1999
                            (unaudited)           (unaudited)
                                 $         $        $        $         $
                             --------- --------  -------  --------  --------
Revenue                             -        -        -         -         -

Expenses
  General and Administrative
   Accounting and legal        26,234   11,608     5,000    20,319     5,000
   Bank charges and interest      420      126        21       262        14
   Consulting                  51,931        -     4,500       335     6,425
   Office, rent and telephone  33,899    3,442       457     7,009       887
   Travel and promotion         3,912        -         -         -         -
                             --------- --------   -------  --------  --------
                              116,396   15,176     9,978    27,925    12,326
                             --------- --------   -------  --------  --------

Selling and Marketing
  Advertising                   2,203        -         -     2,203         -
                             --------- --------   -------  --------  --------
Product Development
  Photography                   7,762    3,970         -     7,762         -
  Depreciation                  1,532      511         -     1,532         -
  Consulting                   27,469      500         -    27,469         -
                             --------- --------   -------  --------  --------
                               36,763    4,981         -    36,763         -
                             --------- --------   -------  --------  --------
Net Loss                     (155,362) (20,157)   (9,978)  (66,891)  (12,326)

Net Loss Per Share                      (0.004)   (0.002)   (0.012)   (0.002)
                                      ========= ========= ========= =========

Weighted Average Shares
  Outstanding                         5,377,426 5,398,500 5,377,426 5,398,500
                                      ========= ========= ========= =========

__________________________________________________________________________
Travelshorts.com, Inc.

(A Development Stage Company)
Statements of Cash Flows
__________________________________________________________________________


                                                For the nine   For the nine
                                                months ended   months ended
                                                 December 31,  December 31,
                                                    2000          1999
                                                 (unaudited)    (audited)
                                                      $             $
                                                  ---------     ---------
Cash Flows to Operating Activities
  Net loss                                         (66,891)      (12,326)
  Adjustments to reconcile net loss to cash
    Common shares issued for services                    -             -
    Depreciation                                     1,532             -
  Non-cash working capital item
    Accounts payable                                (2,300)            -

Net Cash Used in Operating Activities              (67,659)      (12,326)
                                                  ---------     ---------
Cash Flows from Financing Activities
  Loan proceeds                                     20,250             -
  Common shares issued                              16,625        16,500
  Increase in advances from a related party         22,100            70
                                                  ---------     ---------
Net Cash Provided by Financing Activities           58,975        16,570
                                                  ---------     ---------
Cash Flows to Investing Activities
  Acquisition of property, plant and equipment     (10,212)            -
                                                  ---------     ---------

Net Cash Used In Investing Activities              (10,212)            -
                                                  ---------     ---------
Change in cash                                     (18,896)        4,244

Cash - beginning of period                          25,099             -
                                                  ---------     ---------
Cash - end of period                                 6,203         4,244
                                                  =========     =========
Non-Cash Financing Activities                            -             -

Supplemental Disclosures
  Interest paid                                          -             -
  Income tax paid                                        -             -

__________________________________________________________________________
Travelshorts.com, Inc.

(A Development Stage Company
Notes to the Financial Statements
(unaudited)
__________________________________________________________________________


1.    Development Stage Company

Travelshorts.com, Inc. herein (the "Company") was incorporated in the State of Washington, U.S.A. on July 6, 1989. The Company is in the process of developing an Internet business that will provide information and 360 degree panoramic photography ("Virtual Reality") for the individual hotel clients, chains and major Internet travel booking portals.
The Company is in the development stage. In a development stage company, management devotes most of its activities in developing a market for its products. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products at a profit. There is substantial doubt regarding the Company's ability to continue as a going concern.


2.    Summary of Significant Accounting Policies

(a)    Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

(b)    Adjustments

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Item 2.    Management's Discussion and Analysis or Plan of Operation

This report on Form 10-QSB contains certain forward-looking statements within the meaning of section 21e of the Securities Exchange Act of 1934, as amended, and other applicable securities laws. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

OVERVIEW

We are in the process of developing an Internet business that will provide information and 360 degree panoramic photography ("Virtual Reality" or "VR") for individual hotel clients, chains and major internet travel booking portals. Our web prototype is now complete and we are now targeting companies for soliciting contracts.

PLAN OF OPERATION

We will provide an Internet web site for travelers to view potential accommodations and related amenities before they reserve their travel plans. The web site will contain a comprehensive media rich VR library of hotel accommodations and related amenities (lobby's, pool, high-end suites). The library will serve our web site as well as complement other large online travel sites that may want to use our library instead of spending money to develop their own. Eventually, we will produce the VR clips with an option to hear them in other languages.

In addition to viewing accommodations, travelers will be able to make reservations using our web site. For this service, we currently intend to contract with an outside travel booking company to accept travel reservations. It is intended that while viewing our web site, a traveler will be able to reserve their chosen accommodations by clicking an icon on their computer's screen. The traveler would then be directly connected to the booking company.

The Company had cash on hand in the amount of $6,203 as of December 31, 2000. The Company will require additional financing to enable the Company to complete its development stage. The Company will also require additional financing in order to meet its obligations for the next twelve-month period, including payment of the legal and accounting expense of complying with its obligations as a reporting issuer under the Securities Exchange Act of 1934. The Company's president, Robert Sawatsky, has been financing, and intends to continue financing, the Company from his own funds in the form of unsecured demand loans to meet its cash needs until the Company is self-sustaining or more additional capital is raised. However, Mr. Sawatsky has not made a firm commitment to continue financing the Company and may discontinue being a source of funds at any time. The
Company plans to raise money through sales of common stock to private investors and through smaller, institutional avenues. Stock options may also be offered in the future depending on perceived investor interest.

We have limited assets and will require significant capital to complete our research and development programs and initial operations period. We do not know the exact specific financial requirements of the projects, products or ventures in which we may eventually participate, and therefore do not know what our exact capital needs will be. In addition, we may incur substantial costs in connection with any research and/or negotiations for business opportunities, which may deplete our assets.

The Company will require an estimated $300,000 to $500,000 in additional funds in the next 12 months to develop its business. This money will be spent on further photography, traveling, equipment, and expenses related to raising more financing. The Company is currently exploring potential acquisitions of cash flow companies to create a more stable cash flow. Management intends to acquire another company in exchange for common stock within the next 12 months. The Company also plans to buy more cameras, computer equipment and software totaling approximately $20,000.


RESULTS OF OPERATIONS

The Company incurred a loss of $66,891 for the nine months
ending December 31 2000, compared to a loss of $12,326 for
the nine months ending December 31, 1999.   The increased
loss was reflective of the increased operating expenses incurred by the Company during the nine-month period.
Operating expenses during the nine months included professional (legal and accounting) fees incurred with the filing of the Company's Form 10-SB registration statement.

The increase in operating expenses incurred during the first nine months of 2000 compared with the operating expenses incurred during the first nine months of 1999 reflect the increased professional expenses associated with the Company becoming a reporting company under the United States Securities Exchange Act of 1934, as well as substantial increases in general, marketing and product development expenses. The Company will continue to incur higher professional expenses in order to comply with its ongoing obligations under the Securities Exchange Act of 1934. Professional fees increased from $5,000 for the first nine months of 1999 to $20,319 for the first nine months of 2000. Office, rent and telephone expenses increased dramatically from $887 for the first nine months of 1999 to $7,009 for the first nine months of 2000. This increase was essentially offset by a decrease in consulting expenses from $6,425 during the first nine months of 1999 versus only $335 for the same period in 2000. Product development expenses, which were nil during the first nine months of 1999, totaled $36,763 for the nine month period ended December 31, 2000.

The Company did not earn any revenues during the nine months ending December 31, 2000. The Company does not anticipate earning revenues until such time as the Company enters into contracts with hotel properties. The Company is presently in the development stage and there is no assurance that the Company will enter into revenue generating agreements. During the developmental stage, we are conducting product development and creating market strategies. Future revenues will depend on our ability to develop a viable internet service and thereafter to market that service. There is no assurance that we will meet our objectives or earn any revenues. We are engaged in business for profit, but cannot predict future profitability.

The Company currently has one full-time employee and two part-time employees. Management intends to rehire employees recently laid-off due to the Company's cash crunch within the next twelve months if those individuals are still available and following attainment of adequate additional financing.

Travelshorts.com has built and completed a prototype of its Virtual Reality pictorals and has that prototype on the web. The Company has solicited a number of well known names in the hotel industry. Prototype VR samples were shot in Vancouver at the Westin, the Hyatt, the Pan Pacific Hotel and the Hotel Vancouver and some of these major hotels and were inserted on the web. However, no major chains have stepped up to sign a contract with Travelshorts.com so we do not have any income producing agreements with these hotels. The Company attributes their reluctance to cutbacks in spending for web promotion by these hotel chains. The Company plans to continue soliciting hotels for this type of contract.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $6,203 as of December 31, 2000, down from $25,099 at March 31, 2000. We plan to run at a loss for at least 15 months. The company has slowed its cash burn dramatically by laying off members of the team or by bringing them in on a part-time basis in some situations. Management has continued to finance the company through debt financing while the company completes its public listing. Further initiatives are planned when the company is better able to finance itself in a better stock market environment. We have no agreements for additional financing and we can provide no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete our plan of operations.

Our capital requirements depend on numerous factors, including the rate of market acceptance of our services, our ability to maintain and expand our customer base, the level of resources devoted to developing and expanding our marketing and sales organization and our research and development activities, the availability of hardware and software provided by third-party vendors, the rate of expansion of our network infrastructure and other factors. The timing and amount of such capital requirements cannot accurately be predicted.

We have limited assets and will require significant capital to complete our research and development programs and initial operations period. We do not know the exact specific financial requirements of the projects, products or ventures in which we may eventually participate, and therefore do not know what our exact capital needs will be. In addition, we may incur substantial costs in connection with any research and/or negotiations for business opportunities, which may deplete our assets.

IMPACT OF THE YEAR 2000 ISSUE

The "Year 2000 problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs were not expected to properly recognize a year that begins with "20" instead of the familiar "19". Many experts believed that if not corrected this problem would lead to widespread computer failures. Since the turn of the century, however, the Company has not experienced any adverse effects of this Year 2000 problem.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

    None

Item 2.    Changes in Securities and Use of Proceeds

    None

Item 3.    Defaults Upon Senior Securities:

    None

Item 4.    Submission of Matters to a Vote of Security Holders:

    None

Item 5.    Other Information:

    None

Item 6.    Exhibits and Reports on Form 8-K.

     (a)    Exhibits

            Exhibit - None

     (b)    Reports on Form 8-K:  None

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TRAVELSHORTS.COM, INC.

                                   /s/ Robert Sawatsky
Date:  April 18, 2001          By:_________________________________
                                    Robert Sawatsky
                                    President
                                    (Principal Executive Officer)
                                13