Form 10KSB
period 2001-03-31
TRAVELSHORTS COM INC
filed 2001-06-27
CIK 1123844

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended March 31, 2001

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________ to ____________

      Commission File No.  0-31679
                           -------

                       TRAVELSHORTS.COM, INC.
                       ----------------------
      (Exact name of Registrant as specified in its charter)

NEVADA                                     54-0231483
------                                     ----------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification Number)

3235 West 4th Ave. Suite 101
Vancouver, BC Canada                       V6K 1R8
----------------------------------------   ----------
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code: (604) 736-4989

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act:
50,000,000 shares of common stock

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [ X ] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. [   ]

Revenues for the period ended March 31, 2001 were $0.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of March 31, 2001 is $6,484,436.

The number of shares of the issuer's Common Stock outstanding as of March 31, 2001 is 16,145,499

Transitional Small Business Disclosure Format (check one):
Yes [   ]  No [ X ]

                        TABLE OF CONTENTS


                                                                       PAGE
                                                                       ----
PART I

Item 1.   Description of Business                                         3
Item 2.   Description of Property                                         8
Item 3.   Legal Proceedings                                               8
Item 4.   Submission of Matters to a Vote of Security Holders             8

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters        9
Item 6.   Management's Discussion and Analysis Or Plan of Operation      10
Item 7.   Financial Statements                                           12
Item 8.   Changes in and Disagreements with Accountants                  12
            on Accounting and Financial Disclosure

PART  III

Item 9.   Directors and Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange Act   13
Item 10.  Executive Compensation                                         13
Item 11.  Security Ownership of Certain Beneficial Owners And
            Management                                                   14
Item 12.  Certain Relationships and Related Transactions                 15
Item 13.  Exhibits and Reports on Form 8-K                               16

SIGNATURES                                                               17

                               PART I

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements if assumptions upon which the forward-looking statements are based do not turn out to be true. The assumptions upon which the forward-looking statements are based include without limitation:

* The Company will obtain funding sufficient to execute its business plan.
* The Company will eventually achieve revenues from upgrades to the virtual reality web site known as "travelshorts.com" sufficient to sustain the operations of the Company.
* Bandwidth cost to its users will not increase to such extent that the virtual reality web site loses commercial viability.
* The Company will be successful competing in a competitive market.
* The Company will be able to respond in an adequate manner to any unforeseen technological changes.
*     The Company's key personnel will remain with the Company.
* The Company will be able to hire skilled personnel for key positions as needed and within the Company's budgetary constraints.
* The use of the Internet for travel reservations and booking of tickets will not be unduly restrained by governmental or legal action.


ITEM 1.    Description of Business

History

The Company was organized on June 7, 1989, under the laws of the State of Washington. The initial name of the Company was P.L.D.F.E.T., Inc. After an administrative dissolution on September 20, 1999, the Company was reinstated on January 26,
2000. Effective March 17, 2000, the Company changed its name from P.L.D.F.E.T., Inc. to Travelshorts.com, Inc. to more accurately reflect its current business operations.

The Product

The Company is in the process of developing an Internet business that will provide information and 360 degree panoramic photography ("Virtual Reality" or "VR") for individual hotel clients, chains and major Internet travel booking portals. The web site can be accessed at www.travelshorts.com. Upon arriving at the web site, one must click on North America and then Vancouver which will then enable the user to view the virtual reality prototype for 3 individual hotels.

Travelshorts wishes to partner with Internet travel portals so that the following experience may be possible:

* A traveler arrives at a portal site and chooses a hotel they want to get more information on. Before booking that hotel, one could take a virtual tour of five different locations within the hotel much as it is presented on the site now. The five locations exposed to the web site viewer include the exterior of the hotel, the lobby, a hotel restaurant or bar, the pool area and the best suite in the hotel.

There is no assurance that any travel portal will partner with us.

Travelshorts will also carry out virtual reality work for enterprises other than hotel related businesses to create cash flow. As an example of this during the quarter ended June 30, 2001, the Company entered into a service agreement with a real estate developer to provide VR photography and has received revenues for doing some of the preliminary work. If Travelshorts.com accesses sufficient funding it will launch a marketing campaign for its VR services to such individuals or entities as movie industry talent scouts, travel related bureaus and real estate organizations. These being organizations that are beginning to or already have used VR to forward their own business models through media rich visual presentation.

Subsidiaries

Travelshorts does not have any subsidiaries.

Operations

Travelshorts is in the developmental stage, conducting product development and creating market strategies. The Company has built a prototype web site and shot VR photography for the Westin, the Hyatt, and the Pan Pacific Hotel, all located in Vancouver, Canada. Travelshorts does not have income producing agreements with these hotels. The Company intends to present such properties with VR photography agreements for future services, but cannot provide any assurance that such contracts will be obtained. Travelshorts hopes to make improvements to its current web site technology to create an aggregate site where many hotels can be viewed. Its expansion plans may be limited as a number of hotel chains, including hotels with whom the Company has already spoken, explained that their Internet promotion budgets have been cut back for the time being.

Intellectual Property And Other Proprietary Rights

Travelshorts has no intellectual property rights other than those described herein. Travelshorts claims intellectual rights in the Internet domain name www.travelshorts.com and the 26 VR hotel picture sets already shot. These 26 VR picture sets represent about 208 photographs. Travelshorts intends to claim intellectual property rights to the VR photographs that the Company will shoot in the future. The Company plans to file with the appropriate U.S. and non-U.S. governmental agencies in an effort to further protect its claims of intellectual property rights. The Company cannot make any assurance that it, in fact, has such rights, or that it will be able to successfully protect such rights, if any, from infringement by other organizations. Should the library grow in size the Company plans to electronically watermark its pictures which will protect the Company from Internet piracy.

Principal Products and Services

Travelshorts intends to provide an Internet web site for travelers to view potential accommodations and related amenities before they reserve their travel plans. It is also its plan that the web site will contain a comprehensive media rich VR library of hotel accommodations and related amenities (lobbies, pool, high-end suites).

In addition to viewing accommodations, Travelshorts anticipates that travelers will eventually be able to make reservations using its web site.  For this service, Travelshorts intends to contract with an outside travel booking company to accept travel
reservations.   Travelshorts intends that while viewing its web
site, a traveler will be able to reserve their chosen accommodations by clicking an icon on their computer screen. The traveler would then be directly connected to the booking company. Travelshorts does not currently have a relationship with a travel-booking company and does not expect to attempt to secure an affiliation with one until a critical mass of VR exposes are completed and financing is available to further construction of the web site. The Company cannot make any assurance that it will, in fact, obtain such contracts.

In April of 2001, the Company shot 3 additional VR picture sets of the City of Vancouver which it will add to the prototype already in use at travelshorts.com. The traveler will see the city, as well as hotel accommodations, in virtual reality.

Although the Company earned no revenue for the fiscal period ended March 31, 2001, the following are Travelshorts' three expected sources of income:

1. Licensing fees from hotels and hotel chains who want their accommodations shown on its and/or are linked or utilized on their web site;
2. Licensing fees from major Internet travel portals to use its VR on the properties they already are displaying on their
      sites.   E.g. allowing Expedia to put its VR library on
      their server.  In this case, no link exists.
3. Fees from companies outside the hotel industry for shooting basic VR for web sites. This is viewed as an external cash flow generator (e.g., local travel bureaus, location scouts and other businesses).

Marketing

Travelshorts' marketing plan includes the following:

1. Travelshorts' service - Travelshorts principally seeks to market its service to hotels so those hotels will display their accommodation (in the form of a virtual reality expose) on the travelshorts.com web site. Marketing of its service will generally involve direct sales made through inside and outside sales personnel. The Company currently has no outside sales personnel and no agreements to retain such individuals. At the present time, such services are performed, to a limited extent, by the president of the Company who has contacted hotel head offices looking for aggregate contracts. Mr. Sawatsky did much of this work at a time expenditure when Internet promotion was winding down. Travelshorts anticipates its fee for shooting footage and pictures at the hotels and placing them on its web site will be approximately US$2000. This amount is subject to change. The Company plans to retain the intellectual property rights for such VR photography. Travelshorts' marketing efforts are impacted by the budgetary constraints of hotel chains as it relates to Internet promotion and advertisement.

2. Travelshorts' web site - Travelshorts will market its web site and attempt to bring as many travelers in as possible. Marketing of the web site will be done primarily through registration on search engines and through strategic partnering with other
Internet sites.

Research and Development

The Company has not conducted any research and development.

Competition

There are a fair number of virtual reality sites on the Internet. It appears that few, if any, competitors, have endeavored to consolidate all hotels on to one site in a virtual reality expose. Travelshorts.com has introduced a concept that has few, if any, direct competitors as far as the Company has observed. Some of the challenges that have slowed the progress of virtual reality for this purpose include cut backs by large corporations in spending for Internet promotion and lack of available bandwidth that will allow the user to bring up virtual reality promptly.

The Company believes there is a need to standardize accommodation comparisons to allow the prospective traveler to look at hotels/motels objectively on any of the web sites. Travelshorts believes that people will want to see specifics regarding the accommodations provided in a comprehensive and standardized visual approach.

The Company came to this conclusion after analyzing a list of the highest rated travel agency web sites. This rating came from the Spring 2000 issue of Forbes, Best of Web. Provided below is a list a few of these sites. Web sites that did not include accommodation booking or overviews of hotels were not included.

1.    1Travel (www.1travel.com)
2.    4allinclusives (www.4allinclusives.com)
3.    BizTravel (www.biztravel.com)
4.    Captain cook (www.800-800-cruise.com)
5.    Cheaplodging (www.cheaplodging.com)
6.    Fodor (www.fodors.com)
7.    International Travel Network (www.itn.com)
8.    Kasbah (www.kasbah.com)
9.    MSN Expedia (www.expedia.msn.com)
10.   Preview Travel (www.previewtravel.com)
11.   priceline.com (www.priceline.com)
12.   Travelbug (www.travelbug.com)
13.   Travelocity (www.travelocity.com)
14.   Travelquest (www.travelquest.com)
15.   Travelscape.com (www.travels.com)
16.   Trip.com (www.trip.com)
17.   Hotelview (www.hotelview.com)

Hotelview.com is a close example of the product and service that Travelshorts is attempting to create. However, it is important to note that Hotelview.com uses video to expose hotels rather than virtual reality as employed by Travelshorts. Video files are inherently much larger than VR files and can be viewed by only a small portion (approximately 6%) of Internet users due to current bandwidth.

Technology

360 Degree Photography

360 degree photography is a technology that allows a web viewer to see a 360 degree panoramic view of a given area or, in this case, an accommodation. The user is able to interact with the panoramic view, by choosing to pan up, down, right or left, and zoom in or out. The leading platforms for delivering these 360 degree panoramas are LivePicture, Hot Media, IPIX, and QuickTime VR. Download time is usually less than 10 seconds for users with broadband connections (Cable, DSL, etc.), 10-20 seconds for 56K modems, and 30 seconds or more for slower modems. Download times are one of the major challenges to success of Travelshorts'
business model.   Travelshorts has chosen to utilize the Hot
Media platform to display VR nodes.

Employees and VR Expertise

Travelshorts currently has one full-time employee and three part-time employees. Travelshorts intends to bring the initial full-time employees currently working part-time for the Company back to full-time status if and when the Company is able to raise the approximately $30,000 in additional capital to support such a move. The Company cannot make any assurance that such employees will be available for hiring at such time nor that said employees would be willing to work at compensation levels within the
Company's budgetary constraints.   Paulo Alverez and Pablo Leites
have worked on a part-time basis in some cases for no compensation or for far less than they were originally being paid.

360 Degree Camera Equipment

360 degree photography requires an analog camera, tripod, a 360 degree camera mount, software and expertise developed through significant experience with this technology.

Development of VR files

Successful and efficient development of VR files requires a certain discipline and understanding of the overall development process. This process can be divided into different stages, with each stage depending on the efforts of previous stages. Invariably, shortcuts taken during one stage will result in costly rework processing during later stages. These stages and the process itself can be described as follows:

1. Story boards are produced and panorama movie specifications are created.

2.    A production timeline and budget are prepared.

3. A location is scouted to determine lighting conditions, including sun position, whether supplemental lighting instruments will be required, what is the power access situation and the like.

4. Source images for panoramas are captured using the highest quality wide-angle lenses and cameras. While great advances have been made in digital cameras, none accommodate extreme wide-angle lenses, e.g. a 16mm rectilinear lens, nor can digital cameras render an image as accurately as today's film stocks. Capturing images to film, scanning and archiving images to PhotoCD currently represents the best overall image quality. Travelshorts utilizes a customized Peace Rivers Studio tripod head with a Carl Zeiss 16mm lens.

5. Once the images are photographed, the VR Authoring Studio is used to combine and integrate the scanned photographs into a VR file. This stage reflects the main computer-based tasks of VR production. The Authoring Studio blends the seams between the separate photographs and wraps the image onto a cylinder, creating a 360 degree panorama.

6. The panorama is compressed and converted into a fully functional VR file. A VR panorama can exists as a stand-alone node, providing a single 360 degree view of a location. Multiple nodes within a location are referred to as a Scene. A Scene provides multiple views within the location, in effect, providing the end user the opportunity to move around the location and view it from different angles. The VR Authoring Studio has the ability to link the different nodes together to create a complete, stand-alone scene.

7. The VR files are integrated into a web site. VR files, URL's and author-defined data can be linked to different nodes to define scenes and linked to other web sites.

ITEM 2.    Description of Property

The Company maintains its principal office at 3235 W 4th Ave, Suite 101, Vancouver, British Columbia, Canada V6K 1R8. As the Company is in the development stage, it simply shares space with North Rim Capital. Travelshorts has no lease agreement and pays no rent for the time being to be in this space. Some of the Travelshorts' work is carried out in other locations.

ITEM 3.    Legal Proceedings

The Company is not a party to any material legal proceedings and to the knowledge of the Company, no such proceedings are threatened or contemplated.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to the Company's security holders for a vote during the fiscal year ended March 31, 2001. The Company expects to hold its annual meeting in September 2001.

                             PART II

ITEM 5.    Market for Registrant's Common Equity and Related
           Stockholders Matters

No Present Public Market

There is no present public market for the Company's Common Stock. Travelshorts has applied for a listing on the NASD OTC Bulletin Board. As of June 19, 2001, the Company has not been granted approval for a listing on such market. Even if the NASD grants such a listing, there can be no assurance that an active public market for this stock will develop or will be sustained.

Holders of Common Stock

As of March 31, 2001 there was 28 registered shareholders. As of June 8, 2001, there were fifty-one (51) registered shareholders
of the Company's common stock.    As of June 19, 2001, no
warrants or stock options have been issued and no additional stock has been issued since May 17, 2000. At the present time there are no shareholders of the Company who have rights preferential to those of any other of the common shareholders. None of the holders of Travelshorts' common stock have any right to require us to register the Company's common shares pursuant to the Securities Act of 1933.

Dividends

Holders of Travelshorts' common stock are entitled to receive dividends pro rata based on the number of shares held, when, as and if declared by its board of directors, from funds legally available therefore. Travelshorts presently plans to reinvest any future earnings in the business and, therefore, the Company is unlikely to declare any cash dividends in the foreseeable future. The Company has not declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The following is a list of equity securities sold by the Company within the past three years that were not registered under the Securities Act.

The Company completed an offering of 210,000 shares of Common Stock to 2 purchasers at a price of $0.05 per share in May 1998 pursuant to Rule 504 of Regulation D of the Act. The offering was completed to persons known to the officers and directors of the Company who were already shareholders of the Company.

The Company completed an offering of 49,000 shares of Common Stock to 12 purchasers at a price of $0.50 per share in July 1999 pursuant to Rule 504 of Regulation D of the Act. The offering was completed to persons known to the officers and directors of the Company.

The Company completed an offering of 56,000 shares of Common Stock to 5 purchasers at a price of $0.50 per share in April 2000 pursuant to Rule 504 of Regulation D of the Act. The offering was completed to persons known to the officers and directors of the Company.

The Company sold 13,333 shares of Common Stock to 2 purchasers at a price of $0.60 per share in April and May 2000 pursuant to Rule 504 of Regulation D of the Act. The offering was completed to persons known to the officers and directors of the Company.

The Company sold 3,500 shares of Common Stock to 1 purchaser at a price of $0.75 per share on May 20, 2000 pursuant to Rule 504 of Regulation D of the Act. The offering was completed to persons known to the officers and directors of the Company.


ITEM 6.    Management's Discussion and Analysis or Plan of Operation

Plan of Operation

Travelshorts.com spent significant time in the beginning of the fiscal year making sure that it was utilizing appropriate technologies before it began to hire people to work on its imaged model which now is in prototype form at the travelshorts.com domain. While the staff was cut back in October and November of 2000, Travelshorts is hoping to rehire or more actively employ those people if/and when the Company is able to raise additional capital to support its expansion plans. No assurance can be made that such individuals will be available for hiring at such time.

The Company had cash on hand in the amount of $599 as of March 31, 2001. The Company will require additional financing to enable the Company to complete its development stage. The Company will also require additional financing in order to meet its obligations for the next twelve-month period, including payment of the legal and accounting expense of complying with its obligations as a reporting issuer under the Securities Exchange Act of 1934. The company will need to do some research and development into further upgrades in VR technology over the last six months. Pablo Leites will be an important part of this process as he is the key technology person involved in creating the VR. The Company's president, Robert Sawatsky, has been financing the Company from his own personal funds in the form of unsecured demand loans to meet its cash needs until the Company is self-sustaining or more additional capital is raised.
However, Mr. Sawatsky has not made a firm commitment to continue financing the Company and may discontinue being a source of funds at any time. The Company intends to raise money through sales of common stock to private investors and through smaller, institutional avenues. Stock options may also be offered in the future depending on perceived investor interest.

Travelshorts has limited assets and will require significant capital to complete its research and development programs and initial operations period. Travelshorts does not know the exact specific financial requirements of the projects, products or ventures in which the Company may eventually participate, and therefore does not know what its exact capital needs will be. In addition, Travelshorts may incur substantial costs in connection with any research and development and/or negotiations for business opportunities, which may deplete our assets.

The Company will require an estimated $300,000 to $500,000 in additional funds in the next 12 months to develop its business. This money will be spent on further photography, traveling, equipment, and expenses related to raising more financing. The Company is currently exploring potential acquisitions of cash flow companies to create a more stable cash flow. A cash flow company is one that has revenues and is able to reinvest those revenues into further development of the Company. Management has discussed the acquisition of another company in exchange for common stock within the next 12 months and this is a possibility. The Company also plans to buy more cameras, computer equipment and software totaling approximately $19,000. Such expenditures are expected to be made during the next 12 months. Travelshorts looks to VR shoot in 5 west coast cities by the fiscal year end of 2002. The Company also has a goal of attaining a strategic partner, such as a travel portal, in the next six months that could supply expertise and/or financing to travelshorts.com. Travelshorts can provide no assurance that any of these events will, in fact, occur.

An important part of the business strategy is, of course, to raise capital. Travelshorts has applied for listing on the NASD OTC Bulletin Board. If its application is approved, Travelshorts plans to seek out new equity financing. Assuming additional equity capital is raised, the Company intends to more
aggressively pursue contracts with major hotel chains.   With
such additional capital, the Company also intends to refine its current proof of concept to incorporate all of the latest technological advances in the area of virtual reality. An example of increased effort to secure contracts would be extensive business travel and face-to-face meetings by the Company's president with the people authorized to award these contracts. Should Travelshorts gain adequate financing again and be working at full capacity, the Company may incur approximately $10,000 to US$18,000 per month in expenditures as has previously occurred in some months. The Company cannot make an assurance that future monthly spending will not significantly exceed past spending levels. The Company expects to incur a net loss at the end of Fiscal Year 2002. The Company cannot presently estimate when the Company may become profitable, if ever.

Results Of Operations

2001 compared with 2000

The Company incurred a loss of $82,446 for the fiscal year ending March 31, 2001, compared to a loss of $12,471 for the fiscal year ending March 31, 2000. The increased loss was reflective of the increased operating expenses incurred by the Company during the period. Operating expenses during the fiscal year included professional (legal and accounting) fees incurred with the filing of the Company's Form 10-SB registration statement.

The increase in operating expenses incurred during the fiscal year ended March 31, 2001 compared with the operating expenses incurred during the prior fiscal year reflect the increased professional expenses associated with the Company becoming a reporting company under the United States Securities Exchange Act of 1934, as well as substantial increases in general, marketing and product development expenses. The Company will continue to incur higher professional expenses in order to comply with its ongoing obligations under the Securities Exchange Act of 1934. Professional fees increased from $1,330 for the fiscal year ended March 31, 2000 to $32,903 for the fiscal year ended March 31, 2001. Office, rent and telephone expenses increased dramatically from $2,135 for the fiscal year ended March 31, 2000 to $7,715 for the period just ended. This increase was essentially offset by a decrease in consulting expenses from $8,975 during fiscal year 2000 versus only $335 for the same period in 2001. Product development expenses, which were nil during the fiscal year ending March 31, 2000, totaled $37,272 for the fiscal year ended March 31, 2001.

The Company did not earn any revenues during the April 1, 2000 to March 31, 2001 fiscal year.

Subsequent Event

As of June 19, 2001, the Company has received revenues which will be reflected on the Company's 10-QSB for the first quarter ended June 30, 2001. These revenues were derived from work being done for a real estate developer where virtual reality on the Internet can display projects the builder has completed for resale or for potential self-promotion. The Company received US$2,730 from Azores Development Ltd. to shoot. This type of work generates cash flow to the Company and is in accord with its original business plan. The Company intends to conduct further virtual reality photographic work for paying customers in an effort to generate additional revenues.

Liquidity and Capital Resources

The Company had cash of $599 as of March 31, 2001, down from $25,099 at March 31, 2000. Travelshorts expects to run at a loss for at least the next 12 months. The Company has slowed its cash burn dramatically by laying off members of the team or by bringing them in on a part-time basis in some situations. Management has continued to finance the Company through debt financing while the Company completes its public registration and application for listing on the NASD OTC Bulletin Board. Further initiatives are planned when and if the Company is better able to finance itself in a better stock market environment.
Travelshorts has no agreements for additional financing and cannot provide any assurance that additional funding will be available to the Company on acceptable terms in order to enable us to complete its plan of operations even if the stock market improves.

Travelshorts' capital requirements depend on numerous factors, including the rate of market acceptance of its services, its ability to maintain and expand its customer base, the level of resources devoted to developing and expanding its marketing and sales organization and its research and development activities, the availability of hardware and software provided by third-party vendors, the rate of expansion of its network infrastructure and other factors. The timing and amount of such capital requirements cannot accurately be predicted.

ITEM 7.    Financial Statements

The information required by this item is set forth in Item 13 of this Report.

ITEM 8.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure

The Company has had no changes in or disagreements with its accountants on accounting or financial disclosures.

                             PART III

ITEM 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange
           Act.

The following information sets forth the names of the officers and directors, their present positions, and some brief information about their background.


Name                        Age            Office(s) Held
-------------------         ---            ---------------------------
Robert Sawatsky              34            Sole Director and President
                                           Secretary, Treasurer


Robert Sawatsky is the sole director of the Company and its President. He also holds all other management positions with the Company. He has held these positions since February of 1997. He has been the primary source of business development for the Company. Mr. Sawatsky holds a degree in Economics from the University of Saskatchewan in May 1990 and has been a business owner and venture capitalist for the past six years. In the last nine years Mr. Sawatsky has provided eight companies with startup or secondary financing. Prior to that he spent three years as an investment advisor and investment banker with Yorkton Securities in Vancouver, BC. Mr. Sawatsky was also a co-founder of eShipper.com and was the sole founder of North American Resort & Golf, Inc. which he transformed with the help of others into MarketU.com, a public entity on the OTC which has had profitable quarters as a corporate entity.

Terms of Office

Travelshorts' directors are appointed for one-year terms to hold office until the next annual general meeting of its shareholders or until removed from office in accordance with its by-laws. Travelshorts' officers are appointed by its board of directors and hold office until removed by the board. To this point the President and Director of the Company has no stipulated term to his office. Robert Sawatsky was appointed President and CEO of the Company in 1997.

Section 16(a) Beneficial Ownership Reporting Compliance

The following persons have failed to file, on a timely basis, the identified reports required by section 16(a) of the Exchange Act during the most recent fiscal year.

                              Number   Transactions   Known Failures
                              Of late  Not Timely     To File a
Name and principal position   Reports  Reported       Required Form
---------------------------   -------  ------------   --------------
Robert Sawatsky, CEO             0         0                0


ITEM 10.    Executive Compensation

No officer or director of the Company received or accrued any plan, cash or non-cash compensation from the Company during the
fiscal year ended March 31, 2001.   While Robert Sawatsky was to make

US$36,000 per annum, the Company could not afford to
disburse such amount during the fiscal year 2001, as the Company was unable to sustain business operations while making such payments. The Company did however pay employees and contract
workers for their work in full.   Mr. Sawatsky has waived his
right to recover any of his salary income unpaid by the Company up to the fiscal year ended March 31, 2001.
Annual Compensation Table


                        Annual Compensation Table

                 Annual Compensation               Long Term Compensation
                 -------------------               ----------------------

                                        Other                            All
                                        Annual                           Other
                                        Com-                             Com-
                                        pen-   Restricted                pen-
                                        sa-    Stock  Options/   LTIP    sa-
Name        Title   Year Salary   Bonus tion   Awarded SARs(#) payouts($)tion
----        -----   ---- -------- ----- ------ ------- ------- --------- ----
Robert    Director, 2001 $1,500     0     0       0       0        0       0
Sawatsky  CEO, CFO  2000 $8,975     0     0       0       0        0       0
          and       1999 $5,365     0     0       0       0        0       0
          President

Employee Benefit and Consulting Services Compensation Plan.

Travelshorts has reserved for issuance up to 500,000 shares of its Common Stock, to be issued to officers, directors, employees and consultants pursuant to its stock option plan (the "Plan"). Its board of directors may increase the number of shares covered by the Plan at any time. As of the date of this registration statement, no options have been granted and no shares have been issued pursuant to the Plan. Additional securities or options to acquire securities may be issued or granted pursuant to the Plan at any time by its board of directors, in most cases without requiring shareholder approval.

ITEM 11.   Security Ownership of Certain Beneficial Owners and Management

The table below provides the beneficial ownership of Travelshorts' common stock by each person known by the Company to beneficially own more than 5% of its common stock outstanding as of June 8, 2001 and by the officers and directors of Travelshorts as a group. Except as otherwise indicated, all shares are owned directly.

Title of    Name and address of    Amount and  Nature        Percentage
Class       Beneficial Owner       of Beneficial Ownership   of Class (1)
--------    -------------------    -----------------------   ------------
Common      Carl Whiteside              987,000 shares           6.1%
            3878 W 10th Ave             (non-affiliate)
            Vancouver, B.C.
            V6R 2G7  Canada

Common      Galen Evans               1,200,000 shares           7.4%
            4375 Locarno Cres.          (non-affiliate)
            Vancouver, B.C.
            V6R 1G2

Common      Tim Stanford              1,050,000 shares           6.4%
            3957 W 22nd Ave.            (non-affiliate)
            Vancouver, B.C.
            V6S 1J9

Common      Georgina Wallace          1,020,000 shares           6.3%
            1888 York Ave.,             (non-affiliate)
            Suite 606
            Vancouver, B.C.
            V6J 5H8

Common      Boris Machula             1,410,000 shares           8.7%
            2534 MacDonald St.          (non-affiliate)
            Vancouver, B.C.
            V6K 3Z2

Common      Shetland Holding          1,200,000 shares           7.4%
            (Woodward Terry)           (non-affiliate)
            3rd floor, P.O. Box 822
            Caribbean Home Building
            Mary Street, Georgetown
            Grand Cayman, BWI
_______________________________
(1) Percentage is calculated based upon 16,145,499 outstanding common shares at June 8, 2001.

Other than management listed below, Travelshorts knows of no other person who is the beneficial owner of more than five percent of Travelshorts' common stock.

Title of    Name and address of    Amount and  Nature        Percentage
Class       Beneficial Owner       of Beneficial Ownership   of Class (1)
--------    -------------------    -----------------------   ------------
Common      Robert Sawatsky        7,500,000 shares             46.45%
            1450 Chestnut St.
            Suite 1219
            Vancouver, BC  V6J 3K3

Common      All officers and       7,500,000 shares             46.45%
            directors as a
            group (1 person)

ITEM 12. 	Certain Relationships and Related Transactions.

Except as disclosed below, none of the following persons has any direct or indirect material interest in any transaction to which the Company is a party since the incorporation of the Company or in any transaction to which the Company is proposed to be a party:

(a)   any director or officer;
(b)   any proposed nominee for election as a director;
(c) any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to the Company's common stock; or
(d) any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary

Robert Sawatsky, its sole officer and director, has made a series of unsecured, non-interest bearing demand loans to us that were necessary to keep the Company's operations going. At March 31, 2001, these loans totaled $25,570.

The Company currently does not have any policies about entering into transactions with affiliated parties. Other than this transaction, no director, executive officer or nominee for election as a director of Travelshorts.com, and no owner of five percent or more of Travelshorts.com outstanding shares or any member of their immediate family has entered into or proposed any transactions in which the amount involved exceeds US$10,000.

                            Part IV

ITEM 13.  Exhibits, Financial Statements Schedules and Reports on Form 8-K

(a)   Financial Statements

Travelshorts' financial statements, as described below, are attached hereto.

1. Audited financial statements for the periods ending March 31, 2001 and March 31, 2000 including:

      (a)   Balance Sheets;

      (b)   Statements of Operations;

      (c)   Statements of Cash Flows;

      (d)   Statement of Stockholders' Equity;

      (e)   Notes to the Financial Statements.

(b)   Reports on Form 8-K

The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended March 31, 2001, the period covered by this report.

(c)   Exhibits

None

Travelshorts.com, Inc.
(A Development Stage Company)


                                                    Index
Independent Auditor's Report ...................... F-1

Balance Sheets..................................... F-2

Statements of Operations........................... F-3

Statements of Cash Flows........................... F-4

Statement of Stockholders' Equity.................. F-5

Notes to the Financial Statements.................. F-6

Manning Elliott, Chartered Accountants
11th Fl., 1050 West Pender Street,
Vancouver, BC Canada V6E 3S7
Phone: (604)714-3600
Fax: (604) 714-3669
Web: manningelliott.com


                 Independent Auditor's Report
                 ----------------------------

To the Board of Directors
Travelshorts.com, Inc.
(A Development Stage Company)


We have audited the accompanying balance sheets of Travelshorts.com, Inc. (A Development Stage Company) as of March 31, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the period from July 6, 1989 (Date of Inception) to March 31, 2001, and the years ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Travelshorts.com, Inc. (A Development Stage Company), as of March 31, 2001 and 2000, and the results of its operations and its cash flows for the period from July 6, 1989 (Date of Inception) to March 31, 2001, and the years ended March 31, 2001 and 2000 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues or conducted any operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Manning Elliott


CHARTERED ACCOUNTANTS
Vancouver, Canada
June 4, 2001

Travelshorts.com, Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)


                                                    As at March 31
                                               --------------------
                                                  2001         2000
                                               -------      -------
                                                    $            $
Assets
Current Assets
  Cash and equivalents                             599       25,099
Property, Plant and Equipment (Note 3)           8,171            -
                                               -------      -------
                                                 8,770       25,099
                                               =======      =======
Liabilities and Stockholders' Equity
Current Liabilities
  Accounts payable                               1,142            -
	Accrued liabilities                        5,600        3,000
Due to related party (Note 4)                   25,570           70
	Loans payable (Note 5)                    20,250            -
                                               -------      -------
                                                52,562        3,070
                                               -------      -------
Stockholders' Equity (Deficit)
Common Stock, 50,000,000 common shares
 authorized with a par value of $.001;
 16,145,500 and 5,449,000 common shares
 issued and outstanding 16,146                   5,449
Additional Paid in Capital                     110,979      105,051
Deficit Accumulated During the
  Development Stage                           (170,917)     (88,471)
                                               -------      -------
                                               (43,792)      22,029
                                               -------      -------
                                                 8,770       25,099
                                               =======      =======

Contingent Liability (Note 1)

  (The accompanying notes are an integral part of the financial statements)

Travelshorts.com, Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)


                                                             For the
                                       Accumulated         years ended
                                    From July 6, 1989        March 31,
                                   (Date of Inception)   ------------------
                                    to March 31, 2001      2001       2000
                                    ------------------   --------   -------
                                         $               $          $
Revenue                                         -               -         -
                                         --------        --------   -------
Expenses
    General and Administrative
Accounting and legal                       38,818          32,903     1,330
      Bank charges and interest               453             295        31
      Consulting (Note 4)                  51,931             335     8,975
      Office, rent and telephone           34,605           7,715     2,135
      Transfer agent                        1,723           1,723         -
      Travel and promotion                  3,912               -         -
                                         --------        --------   -------
                                          131,442          42,971    12,471
                                         --------        --------   -------
      Selling and Marketing
      Advertising                           2,203           2,203         -

      Product Development
                                         --------        --------   -------
      Photography                           7,762           7,762         -

      Depreciation                          2,041           2,041         -
      Consulting                           27,469          27,469         -
                                         --------        --------   -------
                                           37,272          37,272         -
                                         --------        --------   -------
Net Loss                                 (170,917)        (82,446)  (12,471)
                                         ========        ========   =======

Net Loss Per Share                                          (.005)    (.002)
                                                         ========   =======
Weighted Average Shares Outstanding                    16,136,000  5,404,000
                                                         ========   =======

                                F-3
  (The accompanying notes are an integral part of the financial statements)

Travelshorts.com, Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)


                                                             For the
                                       Accumulated         years ended
                                    From July 6, 1989        March 31,
                                   (Date of Inception)   ------------------
                                    to March 31, 2001      2001       2000
                                    ------------------   --------   -------
                                         $               $          $

Cash Flows to Operating Activities
  Net loss                               (170,917)       (82,446)   (12,471)
  Adjustments to reconcile net loss
  to cash
   Common shares issued for services        2,500              -          -
   Depreciation                             2,041          2,041          -
  Non-cash working capital items
   Accounts payable and accrued
   liabilities                              6,742          3,742      1,000

  Net Cash Used in Operating Activities  (159,634)       (76,663)   (11,471)
                                         --------        --------   -------
  Cash Flows from Financing Activities
   Loan proceeds                           20,250         20,250          -
   Common shares issued                   124,624         16,625     36,500
   Increase in advances from a
    related party                          25,570         25,500         70
                                         --------        --------   -------
  Net Cash Provided by Financing
   Activities                             170,445         62,375     36,570
                                         --------        --------   -------
  Cash Flows to Investing Activities
     Acquisition of property, plant
      and equipment                       (10,212)       (10,212)         -
                                         --------        --------   -------
  Net Cash Used in Investing Activities   (10,212)       (10,212)         -
                                         --------        --------   -------
  Change in cash                              599        (24,500)    25,099
  Cash - beginning of year                      -         25,099          -
                                         --------        --------   -------

  Cash - end of year                          599            599     25,099

  Non-Cash Financing Activities
    2,500,000 shares were issued for
      services rendered                     2,500              -          -
                                         ========        ========   =======

Supplemental Disclosures
  Interest paid                                 -              -          -
  Income tax paid                               -              -          -

                                F-4
  (The accompanying notes are an integral part of the financial statements)

Travelshorts.com, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
From July 6, 1989 (Date of Inception) to March 31, 2001
(expressed in U.S. dollars)



                                                                   Deficit
                                                                   Accumulated
                                                 Additional        During the
                                  Common   Stock  Paid-in          Development
                                  Shares   Amount Capital   Total  Stage

                                  #        $      $        $          $
                                --------- -------- -------- --------  --------
Balance - July 6, 1989
  (Date of Inception)                   -       -        -       -          -
 Stock issued for services at
 a fair market
  value of $0.001 per share     2,500,000   2,500        -    2,500         -
 Net loss for the eight years
 ended March 31, 1997                   -       -        -       -     (2,500)
                                --------- -------- -------- --------  --------
Balance - March 31, 1997        2,500,000   2,500        -    2,500    (2,500)
 Stock issued for cash          2,790,000   2,790   57,210   60,000         -
 Net loss for the year                  -       -        -       -    (52,100)
                                --------- -------- -------- --------  --------
Balance - March 31, 1998        5,290,000    5,290  57,210   62,500   (54,600)
 Stock issued for cash             86,000       86  11,414   11,500         -
 Net loss for the year                  -        -       -        -   (21,400)
                                --------- -------- -------- --------  --------
Balance - March 31, 1999        5,376,000    5,376  68,624   74,000   (76,000)
 Stock issued for cash             73,000       73  36,427   36,500         -
 Net loss for the year                  -        -       -        -   (12,471)
                                --------- -------- -------- --------  --------
Balance - March 31, 2000        5,449,000    5,449 105,051  110,500   (88,471)
 Stock issued for cash             32,833       33  18,592   18,625         -
 Stock cancelled and returned
  to treasury                    (100,000)    (100) (1,900)(2,000)          -
 Stock split on a 3 new
  for 1 old basis              10,763,667   10,764 (10,764)       -         -
 Net loss for the year                  -        -       -        -   (82,446)
                                --------- -------- -------- --------  --------
Balance - March 31, 2001       16,145,500   16,146 110,979  127,125  (170,917)
                               ========== ======== ======== ========  ========

                                F-5
  (The accompanying notes are an integral part of the financial statements)

Travelshorts.com, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)


1.  Development Stage Company
Travelshorts.com, Inc. herein (the "Company") was incorporated in the State of Washington, U.S.A. on July 6, 1989. On March 17, 2000 the Company changed its name from P.L.D.F.E.T., Inc. to Travelshorts.com, Inc. On January 26, 2000 the Company was reinstated due to an administrative dissolution on September 20, 1999. The Company is in the process of developing an internet business that will provide information and 360 degree panoramic photography ("Virtual Reality") for the individual hotel clients, chains and major internet travel booking portals.

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


2. Summary of Significant Accounting Policies
(a) Year end
   The Company's fiscal year end is March 31.
(b) Cash and Cash Equivalents
   The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.
(c) Use of Estimates and Assumptions
   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.
(d) Property, Plant and Equipment
   Property, plant and equipment are recorded at cost. Computer equipment and video equipment is depreciated on a straight-line basis using an estimated useful life of five years.
(e) Product Development Costs
   Product development costs consist of expenses incurred by the Company in the development and creation of its Web-Site. Product development costs include compensation and related expenses for programmers, depreciation of computer hardware and other costs incurred in developing features and functionality of the service. Product development costs are expensed as incurred.
(f) Income Taxes
   Income taxes are provided for using the liability method of accounting in accordance with Statements of Financial Accounting Standards No. 109 "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

   The Company's total deferred tax asset as of March 31, 2001 and 2000, is as follows:

                                March       March
                                31,          31,
                                2001        2000
                             ---------   --------
                                 $           $
Net operating loss            82,446       12,471

Valuation allowance          (82,446)     (12,471)

Net deferred tax asset       ---------   ---------
-	-
                             ---------   ---------
The federal net operating loss carryover will expire in 2020 and 2019.
(g) Basic and Diluted Net Income (Loss) per Share
   The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS
   128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income
  (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding
   (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.


3. Property, Plant and Equipment
  Property, plant and equipment are stated at cost less accumulated depreciation and amortization.

                                   Accumulated     2001       2000
                                Depreciation and Net Book   Net Book
                       Cost       Amortization    Value      Value
                     ------       ---------       --------  -------
                        $        $              $          $
 Computer equipment   7,380         1,475          5,905          -
 Video equipment      2,832           566          2,266          -
                     ------       ---------       --------  -------
                     10,212         2,041          8,171          -

4. Due to Related Party
The amount owing to the President of the Company is unsecured, non-interest bearing and due on demand.


5. Loans Payable
The loans are unsecured, non-interest bearing and due on demand.
                                F-7

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Travelshorts.com, Inc.

      /s/ Robert Sawatsky
By:   ___________________________________
      Robert Sawatsky, President

      Date: June 27, 2001


In accordance with the Securities Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

      /s/ Robert Sawatsky
By:   ___________________________________
      Robert Sawatsky, Sole Director,
      Principal Executive Officer,
      Principal Financial Officer, and
      Principal Accounting Officer

      Date: June 27, 2001