Form 10QSB
period 2001-06-30
TRAVELSHORTS COM INC
filed 2001-08-13
CIK 1123844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  JUNE 30, 2001

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

          3235 WEST 4TH AVENUE, SUITE 101, VANCOUVER, BC CANADA V6K 1R8
          -------------------------------------------------------------
                    (Address of principal executive offices)
                    ----------------------------------------

                                  604-736-4989
                                  ------------
                           (Issuer's telephone number)
                           ---------------------------

        _________________________________________________________________
     (Former name, former address and former fiscal year if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,145,499 SHARES OF COMMON STOCK AS
                                            ------------------------------------
OF  AUGUST  2,  2001.
---------------------

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

PART  I  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

GENERAL

The Company's unaudited financial statements for the three months ended June 30, 2001 are included with this Form 10-QSB. The unaudited financial statements for the three months ended June 30, 2001 include:

(a)  Balance Sheet as of June 30, 2001 and March 31, 2001;
(b)  Statement  of  Operations  -  Three months ended June 30, 2001 and June 30,
     2000;
(c)  Statement  of  Cash  flows  - Three months ended June 30, 2001 and June 30,
     2000;
(d)  Notes  to  Financial  Statements

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2002.

Travelshorts.com,  Inc.
(A Development Stage Company)

                                                                           Index

Balance  Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-1

Statement  of  Operations. . . . . . . . . . . . . . . . . . . . . . . .     F-2

Statement  of  Cash  Flows . . . . . . . . . . . . . . . . . . . . . . .     F-3

Notes  to  the  Financial  Statements. . . . . . . . . . . . . . . . . . F-4-F-5

Travelshorts.com,  Inc.
(A  Development  Stage  Company)
Balance  Sheets
(expressed  in  U.S.  dollars)


                                                          As at         As at
                                                         June 30,     March 31,
                                                           2001         2001
                                                            $             $
                                                       (unaudited)    (audited)
ASSETS

Current Assets

  Cash and equivalents                                       1,329          599

Property, Plant and Equipment (Note 3)                       7,662        8,171
--------------------------------------------------------------------------------
                                                             8,991        8,770
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts payable                                               -        1,142
  Accrued liabilities                                          700        5,600
  Due to related party (Note 4)                             35,320       25,570
  Loans payable (Note 5)                                    20,250       20,250
--------------------------------------------------------------------------------
                                                            56,270       52,562
--------------------------------------------------------------------------------

Stockholders' Equity (Deficit)

Common Stock, 50,000,000 common shares authorized
with a par value of $0.001; 16,145,500 common shares
issued and outstanding respectively                         16,146       16,146

Additional Paid-in Capital                                 110,979      110,979

Deficit Accumulated During the Development Stage          (174,404)    (170,917)
--------------------------------------------------------------------------------
                                                           (47,279)     (43,792)
--------------------------------------------------------------------------------
                                                             8,991        8,770
================================================================================

Contingent  Liability  (Note  1)

    (The accompanying notes are an integral part of the financial statements)

Travelshorts.com,  Inc.
(A  Development  Stage  Company)
Statements  of  Operations
(expressed  in  U.S.  dollars)


                                     Accumulated
                                            from
                                     July 6, 1989          Three months
                                        (Date of
                                       Inception)             ended
                                      to June 30,            June 30,
                                             2001          2001          2000
                                                $             $             $
                                      (unaudited)   (unaudited)   (unaudited)
Revenue                                     2,731         2,731             -
------------------------------------------------------------------------------

Expenses

  General and Administrative

    Accounting and legal                   41,426         2,608         8,084
    Bank charges and interest                 497            44            79
    Consulting (Note 4)                    51,931             -           185
    Office, rent and telephone             35,014           409         1,847
    Transfer agent                          2,523           800             -
    Travel and promotion                    4,060           148             -
------------------------------------------------------------------------------
                                          135,451         4,009        10,195
------------------------------------------------------------------------------

  Selling and Marketing

    Advertising                             2,203             -         2,203
------------------------------------------------------------------------------

  Product Development

    Consulting                             27,469             -         2,219
    Depreciation                            2,550           509           174
    Photography                             9,462         1,700         2,555
------------------------------------------------------------------------------
                                           39,481         2,209         4,948
------------------------------------------------------------------------------
Net Loss                                 (174,404)       (3,487)      (17,346)
==============================================================================
Net Loss Per Share                                        (0.00)        (0.00)
==============================================================================
Weighted Average Shares Outstanding                  16,145,500     5,474,000
==============================================================================

    (The accompanying notes are an integral part of the financial statements)

Travelshorts.com,  Inc.
(A  Development  Stage  Company)
Statements  of  Cash  Flows
(expressed  in  U.S.  dollars)


                                                    Three months ended
                                                         June 30,
                                                      2001          2000
                                                         $             $
                                                (unaudited)   (unaudited)
Cash Flows to Operating Activities

  Net loss                                           (3,487)      (17,346)

Adjustment to reconcile net loss to cash

  Depreciation                                          509           174

Non-cash working capital item

  Accounts payable                                   (6,042)         (245)
--------------------------------------------------------------------------
Net Cash Used in Operating Activities                (9,020)      (17,417)
--------------------------------------------------------------------------

Cash Flows from Financing Activities

  Common shares issued                                    -        18,625
  Increase in advances from a related party           9,750             -
--------------------------------------------------------------------------
Net Cash Provided by Financing Activities             9,750        18,625
--------------------------------------------------------------------------

Cash Flows to Investing Activities

  Acquisition of property, plant and equipment            -        (3,484)
--------------------------------------------------------------------------
Net Cash Used in Investing Activities                     -        (3,484)
--------------------------------------------------------------------------

Change In Cash                                          730        (2,276)

Cash - Beginning of Period                              599        25,099
--------------------------------------------------------------------------
Cash - End of Period                                  1,329        22,823
==========================================================================
Non-Cash Financing Activities                             -             -
==========================================================================
Supplemental Disclosures

  Interest paid                                           -             -
  Income tax paid                                         -             -

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

2.   Summary  of  Significant  Accounting  Policies  (continued)

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

          The  Company's  total deferred tax asset as of June 30, 2001 and March
          31,  2001,  is  as  follows:

                                               June 30,     March 31,
                                                 2001         2001
                                             (unaudited)    (audited)
                                                  $             $

                    Net operating loss            6,218       82,446
                    Valuation allowance          (6,218)     (82,446)
                                            ------------  -----------
                    Net deferred tax asset            -            -
                                            ============  ===========

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

     (h)  Adjustments

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

3.   Property,  Plant  and  Equipment

     Property, plant and equipment are stated at cost less accumulated depreciation and amortization.

                                   Accumulated     June 30,     March 31,
                                  Depreciation       2001         2001
                                       and         Net Book     Net Book
                          Cost    Amortization      Value         Value
                                                 (unaudited)    (audited)
                            $           $             $             $

     Computer equipment    7,380         1,843         5,537        5,905
     Video equipment       2,832           707         2,125        2,266
     --------------------------------------------------------------------
                          10,212         2,550         7,662        8,171
     ====================================================================

4.   Due to Related Party

     The amount owing to the President of the Company is unsecured, non-interest bearing and due on demand.


5.   Loans Payable

     The loans are unsecured, non-interest bearing and due on demand.

     ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     Forward  Looking  Statements
     ----------------------------

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

     OVERVIEW

     We are in the process of developing an Internet business that will provide information and 360 degree panoramic photography ("Virtual Reality" or "VR") for individual hotel clients, chains and major internet travel booking portals. 360 degree photography is a technology that allows a web viewer to see a 360 degree panoramic view of a given area or, in our case, an accommodation. The user is able to interact with the panoramic view, by choosing to pan up, down, right or left, and zoom in or out. Download times and bandwidth are one of the major challenges to success of our business model. We have chosen to utilize the Hot Media platform to display VR nodes. Our web prototype is now complete and we have been soliciting major hotel chains in an effort to obtain contracts to shoot VR for our and/or their websites. We will require further financing to advance our business model.

     PLAN  OF  OPERATION

     We are in the developmental stage, conducting product development and creating market strategies. We have built our prototype web site and have shot VR photography for the Westin, the Hyatt, the Pan Pacific Hotel. We do not have income producing agreements with these hotels, but have solicited their head offices for such agreements to shoot further VR and create an aggregate site where many hotels can be viewed. We are providing an Internet web site for travelers to view potential accommodations and related amenities before they reserve their travel plans. Our web site, www.travelshorts.com, will contain a comprehensive media rich VR library of
     --------------------
     hotel accommodations and related amenities (lobbies, pool, high end suites).

     The  following  are  our  three  planned  sources  of  income:

          1. license fees from hotels and hotel chains who want their accommodations shown on our and/or their web site;

          2. license fees from major Internet travel portals to use our VR on the properties they already are displaying on their sites; and

          3. fees from companies outside the hotel industry for shooting basic VR for web sites. This is viewed as an external cash flow generator (e.g., local travel bureaus, location scouts and other businesses).

     We had cash on hand in the amount of $1,329 as of June 30, 2001. We will require additional financing to enable us to complete our development stage. We will also require additional financing in order to meet our obligations for the next twelve-month period, including payment of the legal and accounting expense of complying with our obligations as a reporting issuer under the Securities Exchange Act of 1934 (the "34 Act"). Our president, Robert Sawatsky, has been providing us with financing from his own funds in the form of demand loans to meet our cash needs until we are self-sustaining or additional capital is raised. However, Mr. Sawatsky has not made a firm commitment to continue providing us with financing and may discontinue being a source of funds at any time. We plan to raise money through sales of our common stock to private investors and through smaller, institutional avenues. We may also offer stock options in the future depending on perceived investor interest.

     We have limited assets and will require significant capital to complete our research and development programs and initial operations period. We do not know the specific financial requirements of the projects, products or ventures in which we may eventually participate, and therefore do not know what our exact capital needs will be. In addition, we may incur substantial costs in connection with any research and/or negotiations for business opportunities, which may deplete our assets.

     We believe we will require an estimated $250,000 to $400,000 in additional funds during the next 12 months to develop our business. These funds will be spent on further photography, traveling, equipment, and expenses related to raising more capital. We are currently exploring potential acquisitions of companies with an established cash flow to create a more stable cash flow. If this were to happen, our management would attempt to acquire another company in exchange for our common stock within the next 12 months. We also plan to purchase additional cameras, computer equipment and software totaling approximately $16,000.

     RESULTS  OF  OPERATIONS

     We incurred a loss of $3,487 for the three months ending June 30 2001, compared to a loss of $17,346 for the three months ending June 30, 2000. Operating expenses during the three months included professional (legal and accounting) fees incurred as a result of filing our Form 10-SB registration statement with the Securities and Exchange Commission.

     The decrease in operating expenses incurred during the first three months of 2001 compared with the operating expenses incurred during the first three months of 2000 reflect the scaling back of operations resulting from the scarcity of treasury money while we are unable to raise equity financing during the process of preparing and filing our form 15c2-11 with the NASD. We have maintained our budget for professional expenses associated with our becoming a reporting company under the 34 Act. We will continue to incur higher professional expenses in order to comply with our ongoing obligations under the 34 Act. Professional fees decreased from $8,084 for the first three months of 2000 to $2,608 for the first three months of 2001. Consulting expenses decreased from $2,404 during the first three months of 2000 to nil for the same period in 2001. This was due to the fact that we used only Leites and Alverez, in house staff to shoot photography and provide web work.

     We do not anticipate any substantial revenues until such time as we enter into contracts with hotel properties. We are presently in the development stage and there is no assurance that we will enter into revenue generating agreements. During the developmental stage, we are conducting product development and creating market strategies. Future revenues will depend on our ability to develop a viable internet service and thereafter to market that service. There is no assurance that we will meet our objectives or earn any revenues. We are engaged in business for profit, but cannot predict future profitability.

     During the quarter, we entered into a service agreement with a real estate developer to provide VR photography and received $2,731 for completing some of the preliminary work. If we access sufficient funding, we will launch a marketing campaign for our VR services to such individuals or entities as movie industry talent scouts, travel related bureaus and real estate organizations, these being organizations that are beginning to or already have used VR to forward their own business models through media rich visual presentation.

     We currently have one full-time employee and two part-time employees. It is our management's intention to rehire employees recently laid-off due to our cash deficiency within the next twelve months if those individuals are still available and following attainment of adequate additional financing.

     We have built and completed a prototype of our Virtual Reality pictorals and that prototype can be found on our website: www.travelshorts.com. Prototype VR samples were shot in Vancouver, British Columbia at the Westin, the Hyatt, the Pan Pacific Hotel and the Hotel Vancouver and some of these major hotels were inserted on the web. However, no major chains have come forward to enter into a contract with us. As a result, we have no income-producing agreements with these hotels. We attribute their reluctance to temporary cutbacks in spending for web promotion by these hotel chains.

     LIQUIDITY  AND  CAPITAL  RESOURCES

     We had cash of $1,329 as of June 30, 2001, down from $22,823 at June 30, 2000. We anticipate that we will operate at a loss for at least the next 15 months. We have reduced our overhead dramatically by laying off members of the team or by bringing them in on a part-time basis in some situations. Our management has continued to provide capital through debt financing while we complete our public listing on the NASD OTC Bulletin Board. Further initiatives are planned when we are better able to finance ourself in a better stock market environment. We have no agreements for additional financing and we can provide no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete our plan of operations.

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

     We have limited assets and will require significant capital to complete our research and development programs and initial operations period. We do not know the specific financial requirements of the projects, products or ventures in which we may eventually participate, and therefore do not know what our exact capital needs will be. In addition, we may incur substantial costs in connection with any research and/or negotiations for business opportunities, which may deplete our assets.

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

     Dated: August 10, 2001


                                   TRAVELSHORTS.COM, INC.


                                   By:  /s/  Robert  Sawatsky
                                        --------------------------------
                                        Robert Sawatsky, President
                                        (Principal Executive Officer,
                                        Principal Financial Officer, and
                                        Principal Accounting Officer)