Form 10QSB
period 2001-09-30
TRAVELSHORTS COM INC
filed 2001-10-30
CIK 1123844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For  the  quarterly  period  ended  SEPTEMBER  30,  2001

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  transition  period  from  __________  to  __________

        Commission  File  Number  0-31679

                             TRAVELSHORTS.COM, INC.
                             ----------------------
        (Exact name of Small Business Issuer as specified in its charter)

WASHINGTON                                              54-0231483
-------------------------------                         ----------
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

--------------------------------------------------------------------------------
    (Former name, former address and former fiscal year if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,145,500 SHARES OF COMMON STOCK AS
                                            ------------------------------------
OF  OCTOBER  17,  2001.
-----------------------

Transitional  Small  Business  Disclosure Format (check one):  Yes [ ]   No [X]

PART  I  FINANCIAL  INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS

GENERAL

The Company's unaudited financial statements for the six months ended September 30, 2001 are included with this Form 10-QSB. The unaudited financial statements for the six months ended September 30, 2001 include:

(a)  Balance  Sheet  as  of  September  30,  2001  and  March  31,  2001;
(b) Statement of Operations - six months ended September 30, 2001 and September 30, 2000;
(c) Statement of Cash flows - Six months ended September 30, 2001 and September 30, 2000;
(d)  Notes  to  Financial  Statements

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended September 30, 2001 are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2002.

                             Travelshorts.com, Inc.
                          (A Development Stage Company)


                                                     Index

Balance Sheet . . . . . . . . . . . . . . . . . . . .  F-1

Statement of Operations . . . . . . . . . . . . . . .  F-2

Statement of Cash Flows . . . . . . . . . . . . . . .  F-3

Notes to the Financial Statements . . . . . . .  F-4 - F-5

Travelshorts.com,  Inc.
(A  Development  Stage  Company)
Balance  Sheets
(expressed  in  U.S.  dollars)

                                                                As at          As at
                                                            September 30,    March 31,
                                                                2001           2001
                                                                  $              $
                                                             (unaudited)     (audited)
ASSETS

Current Assets

Cash and equivalents                                                  611          599

Property, Plant and Equipment (Note 3)                              7,153        8,171
---------------------------------------------------------------------------------------

Total Assets                                                        7,764        8,770
=======================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

  Accounts payable                                                      -        1,142
  Accrued liabilities                                                 700        5,600
  Due to related party (Note 4)                                    43,620       25,570
  Loans payable (Note 5)                                           20,250       20,250
---------------------------------------------------------------------------------------

Total Liabilities                                                  64,570       52,562
---------------------------------------------------------------------------------------


Stockholders' Deficit

Common Stock, 50,000,000 common shares authorized with a
par value of $0.001; 16,145,500 common shares issued and
outstanding respectively                                           16,146       16,146

Additional Paid-in Capital                                        110,979      110,979

Donated Capital (Notes 4 and 5)                                    12,694            -

Deficit Accumulated During the Development Stage                 (196,625)    (170,917)
---------------------------------------------------------------------------------------

Total Stockholders' Deficit                                       (56,806)     (43,792)
---------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                         7,764        8,770
=======================================================================================

Contingent Liability (Note 1)

    (The accompanying notes are an integral part of the financial statements)

Travelshorts.com,  Inc.
(A  Development  Stage  Company)
Statements  of  Operations
(expressed  in  U.S.  dollars)

                                          Accumulated from
                                           July 6, 1989            Three Months                  Six Months
                                        (Date of Inception)            Ended                       Ended
                                          to September 30,          September 30,              September 30,
                                                2001             2001          2000          2001          2000
                                                 $                $             $             $             $
                                            (unaudited)      (unaudited)   (unaudited)   (unaudited)   (unaudited)
Revenue                                            2,731             -             -         2,731             -
-------------------------------------------------------------------------------------------------------------------

Expenses

  General and Administrative

    Accounting and legal                          47,774         6,348           627         8,957         8,711
    Bank charges and interest                        559            62            57           105           136
    Consulting                                    51,931             -           150             -           335
    Imputed interest (Notes 4 and 5)               3,154         3,154             -         3,154             -
    Office, rent and telephone                    36,215         1,201         1,720         1,610         3,567
    Transfer agent                                 2,523             -             -           800             -
    Travel and promotion                           4,060             -             -           148             -
    Value of services donated by a
    related party (Note 4)                         8,640         8,640             -         8,640             -
    Value of rent donated by a related
    party (Note 4)                                   900           900             -           900             -
-------------------------------------------------------------------------------------------------------------------

                                                 155,756        20,305         2,554        24,314        12,749
-------------------------------------------------------------------------------------------------------------------
  Selling and Marketing

    Advertising                                    2,203             -             -             -         2,203
-------------------------------------------------------------------------------------------------------------------
  Product Development

    Consulting                                    27,726           257        24,750           257        26,969
    Depreciation                                   3,059           509           847         1,018         1,021
    Photography                                   10,612         1,150         1,237         2,850         3,792
------------------------------------------------------------------------------------------------------------------

                                                  41,397         1,916        26,834         4,125        31,782
-------------------------------------------------------------------------------------------------------------------

Net Loss                                        (196,625)      (22,221)      (29,388)      (25,708)      (46,734)
===================================================================================================================

Net Loss Per Share                                               (0.01)        (0.01)        (0.01)        (0.01)
===================================================================================================================

Weighted Average Shares Outstanding                          5,475,000     5,475,000     5,475,000     5,475,000
===================================================================================================================

    (The accompanying notes are an integral part of the financial statements)

Travelshorts.com,  Inc.
(A  Development  Stage  Company)
Statements  of  Cash  Flows
(expressed  in  U.S.  dollars)

                                                                    Six months ended
                                                                      September 30,
                                                                    2001          2000
                                                                       $             $
                                                              (unaudited)   (unaudited)
Cash Flows to Operating Activities

  Net loss                                                        (25,708)      (46,734)

Non-cash items

  Imputed interest                                                  3,154             -
  Depreciation                                                      1,018         1,021
  Value of services and amenities donated by a related party        9,540             -

Non-cash working capital item

  Accounts payable                                                 (6,042)       (1,587)
----------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                             (18,038)      (47,300)
----------------------------------------------------------------------------------------

Cash Flows from Financing Activities

  Loan proceeds                                                         -         2,000
  Common shares issued                                                  -        16,625
  Increase in advances from a related party                        18,050        16,000
----------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                          18,050        34,625
----------------------------------------------------------------------------------------

Cash Flows to Investing Activities

  Acquisition of property, plant and equipment                          -       (10,211)
----------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                                   -       (10,211)
----------------------------------------------------------------------------------------

Change In Cash                                                         12       (22,886)

Cash - Beginning of Period                                            599        25,099
----------------------------------------------------------------------------------------
Cash - End of Period                                                  611         2,213
========================================================================================

Non-Cash Financing Activities                                           -             -
========================================================================================

Supplemental Disclosures

  Interest paid                                                         -             -
  Income tax paid                                                       -             -

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

     (f)  Income  Taxes

          Income taxes are provided for using the liability method of accounting in accordance with Statements of Financial Accounting Standards No. 109"Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

2.   Summary  of  Significant  Accounting  Policies  (continued)

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

3.   Property,  Plant  and  Equipment

     Property, plant and equipment are stated at cost less accumulated depreciation and amortization.

                              Accumulated    September 30,    March 31,
                             Depreciation        2001           2001
                                  and          Net Book       Net Book
                     Cost    Amortization        Value          Value
                       $           $               $              $
                                              (unaudited)     (audited)
Computer equipment    7,380          2,211            5,169        5,905
Video equipment       2,832            848            1,984        2,206
------------------------------------------------------------------------
                     10,212          3,059            7,153        8,171
========================================================================

4.   Due  to  Related  Party

     The amount owing to the President of the Company is unsecured, non-interest bearing and due on demand. Imputed interest of $1,605 was charged to operations and treated as donated capital. Consulting services of $8,640 and rent of $900 contributed by the President was charged to operations and treated as donated capital.

5.   Loans  Payable

     The loans are unsecured, non-interest bearing and due on demand. Imputed interest of $1,549 was charged to operations and treated as donated capital.

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

PLAN  OF  OPERATION

We are in the developmental stage, conducting product development and creating market strategies. We have built our prototype web site and have shot VR photography for the Westin, the Hyatt, the Pan Pacific Hotel. We do not have income producing agreements with these hotels, but have solicited their head offices for such agreements to shoot further VR and create an aggregate site where many hotels can be viewed. We are providing an Internet web site for travelers to view potential accommodations and related amenities before they reserve their travel plans. Our web site, www.travelshorts.com, will contain a
                                            --------------------
comprehensive media rich VR library of hotel accommodations and related amenities (lobbies, pool, high end suites).

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

We had cash on hand in the amount of $611 as of September 30, 2001. We will require additional financing to enable us to complete our development stage. We will also require additional financing in order to meet our obligations for the next twelve-month period, including payment of the legal and accounting expense of complying with our obligations as a reporting issuer under the Securities Exchange Act of 1934 (the "34 Act"). Our president, Robert Sawatsky, has been providing us with financing from his own funds in the form of demand loans to meet our cash needs until we are self-sustaining or additional capital is raised. However, Mr. Sawatsky has not made a firm commitment to continue providing us with financing and may discontinue being a source of funds at any time. We plan to raise money through sales of our common stock to private investors and through smaller, institutional avenues. At this time, these avenues of financing do not look particularly promising. We may also offer stock options in the future depending on perceived investor interest.

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

As mentioned in our previous quarterly report, we believe we will require an estimated $250,000 to $400,000 in additional funds during the next 12 months to develop our business. These funds will be spent on further photography, traveling, equipment, and expenses related to raising more capital. We are currently exploring potential acquisitions of companies with an established cash flow to create a more stable cash flow. If this were to happen, our management would attempt to acquire another company in exchange for our common stock within the next 12 months.

RESULTS  OF  OPERATIONS

We incurred a loss of $25,708 for the six months ending September 30, 2001, compared to a loss of $46,734 for the six months ending September 30, 2000. Operating expenses during the six months included professional (legal and accounting) fees incurred as a result of filing our Form 10-SB registration statement with the Securities and Exchange Commission.

The increase in operating expenses incurred during the first six months of 2001 compared with the operating expenses incurred during the first six months of 2000 reflect consulting services of $8,640 and rent of $900 contributed by the

President. These contributions were charged to operations and treated as donated capital. Imputed interest of $1,605 was also charged to operations and treated as donated capital. We have maintained our budget for professional expenses associated with our becoming a reporting company under the 34 Act. We will continue to incur higher professional expenses in order to comply with our ongoing obligations under the 34 Act.

Product development expenses decreased to $4,125 from $31,782 due to the completion of our prototype and laying-off team members. We anticipate we will not be incurring any further major product development expenses until further adequate equity financing can be arranged.

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

We currently have one full-time employee and one part-time employee. It is our management's intention to rehire employees recently laid-off due to our cash deficiency within the next twelve months if those individuals are still available and following attainment of adequate additional financing.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

We had cash of $611 as of September 30, 2001, down from $2,213 at September 30, 2000. We anticipate that we will operate at a loss for the foreseeable future. We have reduced our overhead dramatically by laying off members of the team or by bringing them in on a part-time basis in some situations. Our management has continued to provide capital through debt financing. Further initiatives are planned when we are better able to finance ourself in a better stock market environment. We have no agreements for additional financing and we can provide no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete our plan of operations.

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

Dated:  October  25,  2001


                              TRAVELSHORTS.COM,  INC.



                              By:     /s/  Robert  Sawatsky
                                      ----------------------------------------
                                      Robert  Sawatsky,  President
                                      (Principal  Executive  Officer,
                                      Principal  Financial  Officer,  and
                                      Principal  Accounting  Officer)