Form 10QSB
period 2001-12-31
TRAVELSHORTS COM INC
filed 2002-02-11
CIK 1123844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2001

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from             to
                                     ----------    ----------
     Commission File Number 0-31679

                             TRAVELSHORTS.COM, INC.
                             ----------------------
        (Exact name of Small Business Issuer as specified in its charter)

WASHINGTON                                                  54-0231483
-------------------------------                             -------------------
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

     -------------------------------------------------------------------------
    (Former name, former address and former fiscal year if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,098,499 SHARES OF COMMON STOCK AS
                                            ------------------------------------
OF JANUARY 31, 2002.
--------------------

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

PART I  FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

GENERAL

The Company's unaudited financial statements for the nine months ended December 31, 2001 are included with this Form 10-QSB. The unaudited financial statements for the nine months ended December 31, 2001 include:

(a)  Balance  Sheet  as  of  December  31,  2001  and  March  31,  2001;
(b) Statement of Operations - Nine months ended December 31, 2001 and December 31, 2000;
(c) Statement of Cash flows - Nine months ended December 31, 2001 and December 31, 2000;
(d)  Notes  to  Financial  Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended December 31, 2001 are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2002.

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

Statement of Operations . . . . . . . . . . . . . . .        F-2

Statement of Cash Flows . . . . . . . . . . . . . . .        F-3

Notes to the Financial Statements . . . . . . . . . .  F-4 - F-5

Travelshorts.com, Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

                                                               As at          As at
                                                            December 31,    March 31,
                                                                2001          2001
                                                                 $              $
                                                            (unaudited)     (audited)
ASSETS

Current Assets

  Cash and equivalents                                             1,578          599

Property, Plant and Equipment (Note 3)                             6,644        8,171
--------------------------------------------------------------------------------------
Total Assets                                                       8,222        8,770
======================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

  Accounts payable                                                     -        1,142
  Accrued liabilities                                                700        5,600
  Due to related party (Note 4)                                   49,320       25,570
  Loans payable (Note 5)                                          20,250       20,250
--------------------------------------------------------------------------------------
Total Liabilities                                                 70,270       52,562
--------------------------------------------------------------------------------------

Stockholders' Deficit

Common Stock, 50,000,000 common shares authorized with a
par value of $0.001; 16,098,500 common shares issued and
outstanding respectively                                          16,099       16,146

Additional Paid-in Capital                                       111,026      110,979

Donated Capital (Notes 4 and 5)                                   19,958            -

Deficit Accumulated During the Development Stage                (209,131)    (170,917)
--------------------------------------------------------------------------------------
Total Stockholders' Deficit                                      (62,048)     (43,792)
--------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                        8,222        8,770
======================================================================================

Contingent Liability (Note 1)



                                      F-1
    (The accompanying notes are an integral part of the financial statements)

Travelshorts.com, Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)

                               Accumulated from
                                   July 6, 1989             Three Months                Nine Months
                             (Date of Inception)                Ended                       Ended
                                 to December 31,             December 31,                December 31,
                                            2001          2001          2000          2001          2000
                                               $             $             $             $             $
                                      (unaudited)   (unaudited)   (unaudited)   (unaudited)   (unaudited)

Revenue                                    2,731             -             -         2,731             -
---------------------------------------------------------------------------------------------------------

Expenses

  General and Administrative

   Accounting and legal                   48,932         1,158        11,608        10,115        20,319
   Bank charges and interest                 596            37           126           142           262
   Consulting                             53,144         1,213             -         1,213           335
   Imputed interest (Notes 4 and 5)        5,648         2,494             -         5,648             -
   Office, rent and telephone             36,717           502         3,442         2,112         7,009
   Transfer agent                          2,803           280             -         1,080             -
   Travel and promotion                    4,060             -             -           148             -
   Value of services donated by a
   related party (Note 4)                 12,960         4,320             -        12,960             -
   Value of rent donated by a related
   party (Note 4)                          1,350           450             -         1,350             -
---------------------------------------------------------------------------------------------------------
                                         166,210        10,454        15,176        34,768        27,925
---------------------------------------------------------------------------------------------------------
  Selling and Marketing

   Advertising                             2,203             -             -             -         2,203
---------------------------------------------------------------------------------------------------------
  Product Development

   Consulting                             27,469          (257)          500             -        27,469
   Depreciation                            3,568           509           511         1,527         1,532
   Photography                            12,412         1,800         3,970         4,650         7,762
---------------------------------------------------------------------------------------------------------
                                          43,449         2,052         4,981         6,177        36,763
---------------------------------------------------------------------------------------------------------
Net Loss                                (209,131)      (12,506)      (20,157)      (38,214)      (66,891)
=========================================================================================================
Net Loss Per Share - Basic and
Diluted                                                  (0.01)        (0.01)        (0.01)        (0.01)
=========================================================================================================
Weighted Average Shares
Outstanding                                         16,146,000     5,377,000    16,146,000     5,377,000
=========================================================================================================



                                      F-2
    (The accompanying notes are an integral part of the financial statements)

Travelshorts.com, Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

                                                                  Nine months ended
                                                                     December 31,
                                                                  2001          2000
                                                                   $             $
                                                              (unaudited)   (unaudited)
Cash Flows to Operating Activities

  Net loss                                                        (38,214)      (66,891)

Non-cash items

  Imputed interest                                                  5,648             -
  Depreciation                                                      1,527         1,532
  Value of services and amenities donated by a related party       14,310             -

Non-cash working capital item

  Accounts payable                                                 (6,042)       (2,300)
----------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                             (22,771)      (67,659)
----------------------------------------------------------------------------------------
Cash Flows from Financing Activities

  Loan proceeds                                                         -        20,250
  Common shares issued                                                  -        16,625
  Increase in advances from a related party                        23,750        22,100
----------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                          23,750        58,975
----------------------------------------------------------------------------------------
Cash Flows to Investing Activities

  Acquisition of property, plant and equipment                          -       (10,212)
----------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                   -       (10,212)
----------------------------------------------------------------------------------------
Increase (Decrease) In Cash                                           979       (18,896)

Cash - Beginning of Period                                            599        25,099
----------------------------------------------------------------------------------------
Cash - End of Period                                                1,578         6,203
========================================================================================
Non-Cash Financing Activities                                           -             -
========================================================================================
Supplemental Disclosures

  Interest paid                                                         -             -
  Income tax paid                                                       -             -


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

          Product development costs consist of expenses incurred by the Company in the development and creation of its Web Site. Product development costs include compensation and related expenses for programmers, depreciation of computer hardware and other costs incurred in developing features and functionality of the service. Product development costs are expensed as incurred.

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


                                      F-2
    (The accompanying notes are an integral part of the financial statements)

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

3.   Property, Plant and Equipment

     Property, plant and equipment are stated at cost less accumulated depreciation and amortization.

                                   Accumulated    December 31,    March 31,
                                  Depreciation        2001          2001
                                       and          Net Book      Net Book
                          Cost    Amortization       Value          Value
                            $           $              $              $
                                                  (unaudited)     (audited)

     Computer equipment    7,380          2,579           4,801        5,905
     Video equipment       2,832            989           1,843        2,206
     -----------------------------------------------------------------------
                          10,212          3,568           6,644        8,171
     =======================================================================


4.   Due to Related Party

     The amount owing to the President of the Company represents cash advances to the Company and is unsecured, non-interest bearing and due on demand. Imputed interest of $3,340 was charged to operations and treated as donated capital. Consulting services of $12,960 and rent of $1,350 contributed by the President was charged to operations and treated as donated capital.

5.   Loans Payable

     The loans are unsecured, non-interest bearing and due on demand. Imputed interest of $2,308 was charged to operations and treated as donated capital.


                                      F-3
    (The accompanying notes are an integral part of the financial statements)

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

OVERVIEW

We have been in the process of developing an Internet business that will provide information and 360 degree panoramic photography ("Virtual Reality" or "VR") for individual hotel clients, chains and major internet travel booking portals. 360 degree photography is a technology that allows a web viewer to see a 360 degree panoramic view of a given area or, in our case, an accommodation. The user is able to interact with the panoramic view, by choosing to pan up, down, right or left, and zoom in or out. Download times and bandwidth are one of the major challenges to success of our business model. We have chosen to utilize the Hot Media platform to display VR nodes. Our web prototype is now complete and we have been soliciting major hotel chains in an effort to obtain contracts to shoot VR for our and/or their websites. We will require further financing to advance our business model and this has proven difficult through our 3rd fiscal quarter. We have attempted to get involved in the oil and industry in an effort to create some cash flow for the company but have to this point gained no financing for the project we have agreed to get involved in.
There  is  no  guarantee  that  we  will.


PLAN  OF  OPERATION

We have built our prototype web site and have shot VR photography for the Westin, the Hyatt, the Pan Pacific Hotel. We do not have income producing agreements with these hotels, but have solicited their head offices for such agreements to shoot further VR and create an aggregate site where many hotels can be viewed. We are providing an Internet web site for travelers to view potential accommodations and related amenities before they reserve their travel plans. Our web site, www.travelshorts.com, will contain a comprehensive media
                        --------------------
rich VR library of hotel accommodations and related amenities (lobbies, pool, high end suites). While we have struggled to finance the internet operations we entered into an agreement with White Energy of Montana to be involved in an oil and gas lease there. We were required to make a US$50,000 payment by January 26, 2002 or shortly thereafter in order for the agreement to remain in effect. The payment has not been made as at the date of filing this 10-QSB.

We had cash on hand in the amount of $1,578 as of December 31, 2001. We will require additional financing to enable us to complete our development stage. We will also require additional financing in order to meet our obligations for the next twelve-month period, including payment of the legal and accounting expense of complying with our obligations as a reporting issuer under the Securities Exchange Act of 1934 (the "34 Act"). Our president, Robert Sawatsky, has been providing us with financing from his own funds in the form of demand loans to meet our cash needs until we are self-sustaining or additional capital is raised. However, Mr. Sawatsky has not made a firm commitment to continue providing us with financing and may discontinue being a source of funds at any time. We plan to raise money through sales of our common stock to private investors and through smaller, institutional avenues. At this time, these avenues of financing do not look particularly promising. We may also offer stock options in the future depending on perceived investor interest.

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

As mentioned in our previous quarterly report, we believe we will require an estimated $250,000 to $400,000 in additional funds during the next 12 months to develop our business. Should we move into the targeted oil and gas project Barry Mann of Edison oil, a consultant to Travelshorts.com, has stated that we will require $1.5 million to complete a first phase of drilling. Robert Sawatsky, our president, is not experienced enough in the oil and gas business and is relying on Barry Mann for expertise and information pertaining to oil and gas leases.

RESULTS  OF  OPERATIONS

We incurred a loss of $ 38,214 for the nine months ending December 31, 2001, compared to a loss of $66,891 for the nine months ending December 31, 2000. Operating expenses during the nine months included professional (legal and accounting) fees incurred as a result of filing our Form 10-SB registration statement with the Securities and Exchange Commission.

Imputed interest of $ 5,648 was also charged to operations and treated as donated capital. We have maintained our budget for professional expenses associated with our becoming a reporting company under the 34 Act. We will continue to incur higher professional expenses in order to comply with our ongoing obligations under the 34 Act.

Product development expenses decreased to $6,177 in 2001 from $36,763 in 2000 due to the completion of our prototype and laying-off team members. We do not anticipate incurring any further major product development expenses until further adequate equity financing can be arranged.

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

We currently have one full-time employee and one part-time employee. Prototype VR samples were shot in Vancouver, British Columbia at the Westin, the Hyatt, the Pan Pacific Hotel and the Hotel Vancouver and some of these major hotels were inserted on the web. However, no major chains have come forward to enter into a contract with us. As a result, we have no income-producing agreements with these hotels. We attribute their reluctance to temporary cutbacks in spending for web promotion by these hotel chains.

LIQUIDITY  AND  CAPITAL  RESOURCES

We had cash of $1,578 as of December 31, 2001, down from $6,203 at December 31, 2000. We anticipate that we will operate at a loss for the foreseeable future. We have reduced our overhead dramatically by laying off members of the team or by bringing them in on a part-time basis in some situations. Our management has continued to provide capital through debt financing. Further initiatives are planned when we are better able to finance ourself in a better stock market environment. We have no agreements for additional financing and cannot provide assurance that additional funding will be available to us on acceptable terms in order to enable us to complete our plan of operations.

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

       NONE

Item 3.     Defaults Upon Senior Securities:

       NONE

Item 4.     Submission of Matters to a Vote of Security Holders:

       NONE

Item 5.     Other Information:

     THE COMPANY ANNOUNCED BY WAY OF NEWS RELEASE DATED DECEMBER 11, 2001, THAT IT HAD ENTERED INTO AN AGREEMENT TO PURCHASE LEASES FOR AN OIL AND GAS PROPERTY OF 89,762 ACRES (80,609 NET ACRES), REPRESENTING MOSTLY A 100% WORKING INTEREST, LOCATED ON THE MONTANA SIDE OF THE NORTHERN POWDER BASIS, POWER RIVER COUNTY, MONTANA. THE TERMS OF THE AGREEMENT REQUIRE THAT THE COMPANY MAKE A PAYMENT OF US$50,000 IN ORDER TO KEEP THE AGREEMENT IN GOOD STANDING. AS AT THE DATE OF FILING THIS 10-QSB, THE PAYMENT HAS NOT BEEN MADE.

Item 6.     Exhibits  and  Reports  on  Form  8-K.

     (a)    Exhibits

            Exhibit - NONE

     (b)    Reports  on  Form  8-K:  NONE

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February  6,  2002


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