Form 10KSB
period 2002-03-31
TRAVELSHORTS COM INC
filed 2002-06-03
CIK 1123844

-SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  fiscal  year  ended  March  31,  2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  transition  period  from  _________  to  ____________

                          Commission File No.  0-31679

                             TRAVELSHORTS.COM, INC.
                             ----------------------
             (Exact name of Registrant as specified in its charter)

             WASHINGTON                                          54-0231483
  ----------                                                     ----------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)

3235  WEST  4TH  AVE.  SUITE  101
      VANCOUVER,  BC  CANADA                                         V6K  1R8
     -----------------------                                         --------
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

Revenues  for  the  period  ended  March  31,  2002  were  $2731.00.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of March 31, 2002 is $1,289,775.

The number of shares of the issuer's Common Stock outstanding as of March 31, 2002 is 16,098,499.

Transitional  Small  Business  Disclosure  Format  (check  one):
Yes  [   ]  No  [  X  ]

                                TABLE OF CONTENTS


                                                                            PAGE

PART  I

Item  1.   Description  of  Business                                         3
Item  2.   Description  of  Property                                         6
Item  3.   Legal  Proceedings     6
Item  4.   Submission  of  Matters  to  a  Vote  of  Security  Holders       6

PART  II

Item  5.   Market  for  Common  Equity  and  Related  Stockholder Matters    6
Item  6.   Management's  Discussion  and  Analysis  Or  Plan of Operation    7
Item  7.   Financial  Statements                                             8
Item  8.   Changes  in  and  Disagreements  with  Accountants  on
           Accounting and Financial  Disclosure                              9

PART  III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange
           Act                                                               9
Item  10.  Executive  Compensation                                           9
Item  11.  Security  Ownership  of  Certain  Beneficial  Owners And
           Management                                                       10
Item  12.  Certain  Relationships  and  Related  Transactions               12
Item  13.  Exhibits  and  Reports  on  Form  8-K                            12

SIGNATURES                                                                  14

                               PART  I

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements if assumptions upon which the forward-looking statements are based do not turn out to be true. The assumptions upon which the forward-looking statements are based include without limitation:

-    We  will  obtain  funding  sufficient  to  execute  its  business  plan.
-    We  will  be  successful  competing  in  a  competitive  market.
-    Our  key  personnel  will  remain  with  the  Company.
- We will be able to hire skilled personnel for key positions as needed and within our budgetary constraints.


ITEM  1.    DESCRIPTION  OF  BUSINESS

HISTORY

The Company was organized on June 7, 1989, under the laws of the State of Washington. The initial name of the Company was P.L.D.F.E.T., Inc. After an administrative dissolution on September 20, 1999, the Company was reinstated on January 26, 2000. Effective March 17, 2000, the Company changed its name from P.L.D.F.E.T., Inc. to Travelshorts.com, Inc. to more accurately reflect its current business operations at that time.

THE  PRODUCT

We were in the process of developing an Internet business that would provide information and 360 degree panoramic photography ("Virtual Reality" or "VR") for individual hotel clients, chains and major Internet travel booking portals. We have, for the time being, ceased to advanced our business plan because we do not have sufficient financing. Also, we attempted to set up an oil and gas deal within Travelshorts.com but we were unable to make the initial US$50,000 payment which White Energy Corp. of Montana required to move ahead with any part of the deal. As a result, the deal was terminated.

There is no assurance that any viable business activity will come to Travelshorts.com at this time.

SUBSIDIARIES

Travelshorts  does  not  have  any  subsidiaries.

OPERATIONS

Travelshorts is in the developmental stage. The prototype web site in which the company invested has been taken off the internet at this time. This occurred not only due to lack of internal financing, but also due to dramatic budget cuts by hotel organizations.

RISK  FACTORS

We face substantial risks in executing our business plan and achieving revenues. The following risks are material risks that we face. If any of the following risks occur, our business and our operating results and financial condition could be seriously harmed:

Limited  Assets

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

Our  Short  Operating  History  Makes  Our  Business  Difficult  to
Evaluate

We have a very limited operating history upon which to base an evaluation of our business and prospects. Consequently, our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. In such a situation, our results of operation would be negatively effected and our business could fail.

We  Have  No  Revenues

We have no revenues and no products or services that we can sell at the present time. Future revenues will depend on our ability to develop a viable product and or service and thereafter to market that product or service. There is no assurance that we will meet our objectives or earn any revenues. We are engaged in business for profit, but cannot predict future profitability.

Operating  Results  Are  Difficult  to  Predict

Our future financial results are uncertain due to a number of factors, many of which are outside our control. These factors include:

-     The  fact  that  we  have  ceased  development  of  our  internet service;

- The general economic conditions and economic conditions specific to the Internet commerce industry.

Additional  Financing

We will require additional financing in order to continue our business plan. We have no agreements for additional financing and we can provide no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete our plan of operations.

We  Carry  No  Insurance  Policies.

We currently carry no policies of insurance to cover any type of risk to our business.

Liquidity

We plan to run at a loss for at least 18 months. This means that we will rely on our continued fund raising efforts for an indefinite period of time.

INTELLECTUAL  PROPERTY  AND  OTHER  PROPRIETARY  RIGHTS

Travelshorts has no intellectual property rights other than those described herein. Travelshorts claims intellectual rights in the Internet domain name www.travelshorts.com and the 26 VR hotel picture sets already shot. These 26 VR picture sets represent about 208 photographs.

PRINCIPAL  PRODUCTS  AND  SERVICES

We were in the process of developing an Internet business that would provide information and 360 degree panoramic photography ("Virtual Reality" or "VR") for individual hotel clients, chains and major Internet travel booking portals. We have, for the time being, ceased to advanced our business plan due to lack of sufficient financing.

MARKETING

We  do  not  have  a  current  marketing  plan  at  this  time.

RESEARCH  AND  DEVELOPMENT

The  Company  has  not  conducted  any  research  and  development.

COMPETITION

We  have,  for the time being, ceased to advance our business plan because we do
not  have  sufficient  financing.   Accordingly, this section is not applicable.

TECHNOLOGY

We  have,  for the time being, ceased to advance our business plan because we do
not  have  sufficient  financing.   Accordingly, this section is not applicable.

EMPLOYEES

Travelshorts currently has one full-time employee (our President), and one part-time employee. Should the Travelshorts.com project be reactivated at any time, we cannot make any assurance that our previously employed skilled employees will be available for hiring at such time nor whether said employees would be willing to work at compensation levels within our budgetary constraints.

GOVERNMENT  REGULATIONS

We  have,  for the time being, ceased to advance our business plan because we do
not  have  sufficient  financing.   Accordingly, this section is not applicable.

DEPENDENCE  ON  CERTAIN  CUSTOMERS

We  have, for the time being, ceased to advanced our business plan because we do
not  have  sufficient  financing.   Accordingly, this section is not applicable.

ITEM  2.    DESCRIPTION  OF  PROPERTY

We maintain our principal office at 3235 W 4th Ave, Suite 101, Vancouver, British Columbia, Canada V6K 1R8.

ITEM  3.    LEGAL  PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matters were submitted to our security holders for a vote during the fiscal year ended March 31, 2001. We expect to hold our annual meeting in September 2002.


                             PART  II

ITEM  5.    MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDERS
MATTERS

PUBLIC  MARKET

There is a limited public market for our Common Stock which currently trades on the OTC Bulletin Board under the symbol "TLSH" where it has been traded since September 18, 2001. The Common Stock has traded between $0.13 and $1.49 per share since that date (closing prices).

The following table sets forth the high and low prices for our Common Stock as reported on the Bulletin Board for the quarters presented. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.



                                   Bid  Price          Asked  Price

                                  High  $   Low $   High $   Low $
Quarter Ended September 30, 2001  $   0.00  $ 0.00  $  0.00  $ 0.00
Quarter Ended December 31, 2001.  $   1.37  $ 0.10  $  1.66  $ 0.30
Quarter Ended March 31, 2002 . .  $   1.12  $ 0.12  $  1.14  $ 0.15

(Information provided by The Over The Counter Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.)

As of May 30, 2002, there were 16,098,499 shares of Common Stock outstanding, held by 82 shareholders of record.

HOLDERS  OF  COMMON  STOCK

As of March 31, 2002 there were 43 registered shareholders. As of May 30, 2002, there were 43 registered shareholders of the Company's common stock. As of May 30, 2002, no warrants or stock options have been issued and no additional stock has been issued since May 17, 2000. At the present time there are no shareholders who have rights preferential to those of any other of the common shareholders. None of the holders of Travelshorts' common stock have any right to require us to register the Company's common shares pursuant to the Securities Act of 1933.

DIVIDENDS

Holders of Travelshorts' common stock are entitled to receive dividends pro rata based on the number of shares held, when, as and if declared by its board of directors, from funds legally available therefore. Travelshorts presently plans to reinvest any future earnings in the business and, therefore, the Company is unlikely to declare any cash dividends in the foreseeable future. We have not declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

The following is a list of equity securities sold by the Company within the past three years that were not registered under the Securities Act.

We completed an offering of 49,000 shares of Common Stock to 12 purchasers at a price of $0.50 per share in July 1999 pursuant to Rule 504 of Regulation D of the Act. The offering was completed to persons known to the officers and directors of the Company.

We completed an offering of 56,000 shares of Common Stock to 5 purchasers at a price of $0.50 per share in April 2000 pursuant to Rule 504 of Regulation D of the Act. The offering was completed to persons known to the officers and directors of the Company.

We sold 13,333 shares of Common Stock to 2 purchasers at a price of $0.60 per share in April and May 2000 pursuant to Rule 504 of Regulation D of the Act. The offering was completed to persons known to the officers and directors of the Company.

We sold 3,500 shares of Common Stock to 1 purchaser at a price of $0.75 per share on May 20, 2000 pursuant to Rule 504 of Regulation D of the Act. The offering was completed to persons known to the officers and directors of the Company.


ITEM  6.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

PLAN  OF  OPERATION

We had cash on hand in the amount of $398 as of March 31, 2002. We will require additional financing to enable us to complete any reorganization that may occur. We will also require additional financing in order to meet our obligations for the next twelve-month period, including payment of the legal and accounting expense of complying with its obligations as a reporting issuer under the Securities Exchange Act of 1934. The Company's president, Robert Sawatsky, has been financing the Company from his own personal funds in the form of unsecured demand loans to meet its cash needs until our Company is self-sustaining or more additional capital is raised. However, Mr. Sawatsky has not made a firm commitment to continue financing the Company and may discontinue being a source of funds at any time. We intend to raise money through sales of common stock to private investors and through smaller, institutional avenues. Stock options may also be offered in the future.

We have limited assets and will require significant capital to complete our research and development programs and initial operations period. We do not know the exact specific financial requirements of the projects, products or ventures in which we may eventually participate, and therefore we do not know what our exact capital needs will be. In addition, we may incur substantial costs in connection with any research and development and/or negotiations for business opportunities, which may deplete our assets.

We expect to incur a net loss at the end of Fiscal Year 2002. We cannot presently estimate when we may become profitable, if ever.

RESULTS  OF  OPERATIONS

2002  compared  with  2001

We incurred a loss of $50,750 for the fiscal year ending March 31, 2002, compared to a loss of $82,446 for the fiscal year ending March 31, 2001. As we decreased our activity, low costs were the result. Operating expenses during the fiscal year included professional (legal and accounting) fees.

The decrease in operating expenses incurred during the fiscal year ended March 31, 2002 compared with the operating expenses incurred during the prior fiscal year reflect the decrease in activity as it relates to product development expenses. We will continue to incur higher professional expenses in order to comply with our ongoing obligations under the Securities Exchange Act of 1934. Professional fees decreased from $32,903 for the fiscal year ended March 31, 2001 to $12,656 for the fiscal year ended March 31, 2002. Office, rent and telephone expenses decreased dramatically from $7,715 for the fiscal year ended March 31, 2002 to $2,894 for the period just ended. Product development expenses, which were $37,272 in 2001 dropped to $6,691 for the fiscal year ended March 31, 2002.

We earned $2,731in revenues during the April 1, 2001 to March 31, 2002 fiscal year.

LIQUIDITY  AND  CAPITAL  RESOURCES

We had cash of $398 as of March 31, 2002, compared to a similar cash position of $599 at March 31, 2001. We expect to run at a loss for at least the next 12 months. We have slowed our cash burn dramatically by laying off all members of the team. We have no agreements for additional financing and cannot provide any assurance that additional funding will be available to finance the Company on acceptable terms in order to enable us to complete its plan of operations even if the stock market improves.

ITEM  7.    FINANCIAL  STATEMENTS

The  information  required  by this item is set forth in Item 13 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no changes in or disagreements with its accountants on accounting or financial disclosures.

                             PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following information sets forth the names of our officers and directors, their present positions, and some brief information about their background.


Name. . . . . .  Age  Position

Robert Sawatsky   35  Sole Director, President, Secretary and Treasurer

ROBERT SAWATSKY is our sole director and our President. He also holds all other management positions and has held these positions since February of 1997. He has been the primary source of our business development. Mr. Sawatsky holds a degree in Economics from the University of Saskatchewan in May 1990 and has been a business owner and venture capitalist for the past six years. In the last nine years Mr. Sawatsky has provided eight companies with startup or secondary financing. Prior to that he spent three years as an investment advisor and investment banker with Yorkton Securities in Vancouver, BC.

TERMS  OF  OFFICE

Travelshorts' directors are appointed for one-year terms to hold office until the next annual general meeting of its shareholders or until removed from office in accordance with its by-laws. Travelshorts' officers are appointed by its board of directors and hold office until removed by the board. To this point the President and Director of the Company has no stipulated term to his office. Robert Sawatsky was appointed our President and CEO in 1997.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, none of the officers, directors or beneficial owners of more than ten percent of the Common Stock failed to file on a timely basis reports required to be filed by
Section  16(a)  of  the  Exchange  Act  during  the  most  recent  fiscal  year.

ITEM  10.    EXECUTIVE  COMPENSATION

No officer or director of the Company received or accrued any plan, cash or non-cash compensation from the Company during the fiscal year ended March 31, 2002. While Robert Sawatsky was to make US$36,000 per annum, we could not afford to disburse such amount during the fiscal year 2002, as we were unable to sustain business operations while making such payments. We did, however, pay employees and contract workers for their work in full. Mr. Sawatsky has waived his right to recover any of his salary income unpaid by the Company up to the fiscal year ended March 31, 2002.

                     ANNUAL  COMPENSATION  TABLE



                                                                                  Long-Term  Compensation
                                                             --------------------------------------------------
                          Summary  Compensation  Table                       Awards                    Payouts
                             Annual  Compensation                            ----------------------------------
---------------------
    Name  and    ------------------------------------------------  Restricted   Securities (1)
    Principal                                     Other  Annual    Stock       Underlying     LTIP (2)    All Other
    Position    Year     Salary (3)     Bonus     Compensation     Award(s)     Options/SARs  Payouts  Compensation
    ---------  ------   --------     ----------  -------------    ---------    -------------  -------  ------------
                           $              $             $             #               #           $            $
                         ------------------------------------------------------------------------------------------

Robert Sawatsky 2002   $    0           Nil        Nil               Nil              Nil        Nil          Nil
President       2001   $1,500           Nil        Nil               Nil              Nil        Nil          Nil
and CEO         2000   $8,975           Nil        Nil               Nil              Nil        Nil          Nil


(1) "SARS" or "stock appreciation right" means a right granted by US, as compensation for services rendered, to receive a payment of cash or an issue or transfer of securities based wholly or in part on changes in the trading price of our publicly traded securities.

(2) "LTIP" or "long term incentive plan" means any plan which provides compensation intended to serve as incentive for performance to occur over a period longer than one financial year, but does not include option or stock appreciation right plans or plans for compensation through restricted shares or restricted share units.

(3) No executive officer had an annual salary and bonus in excess of $100,000 during the past fiscal year.


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

ITEM  11.   SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT

The table below provides the beneficial ownership of Travelshorts' common stock by each person known by the Company to beneficially own more than 5% of its common stock outstanding as of May 6, 2002 and by the officers and directors of Travelshorts as a group. Except as otherwise indicated, all shares are owned directly.



Name                                              Common Shares Owned (1)  Percent of Class (2)
                                                  -----------------------  --------------------

Carl Whiteside . . . . . . . . . . . . . . . . .     987,000                   6.1%
3878 W 10th Ave
Vancouver, B.C
V6R 2G7  Canada

Galen Evans. . . . . . . . . . . . . . . . . . .   1,200,000                   7.4%
4375 Locarno Cres
Vancouver, B.C.  V6R 1G2


Tim Stanford . . . . . . . . . . . . . . . . . .   1,050,000                   6.4%
3957 W 22nd Ave.
Vancouver, B.C.  V6S 1J9

Georgina Wallace . . . . . . . . . . . . . . . .   1,020,000                   6.3%
1888 York Ave., Ste 606
Vancouver, B.C.  V6J 5H8

Boris Machula. . . . . . . . . . . . . . . . . .   1,410,000                   8.7%
2534 MacDonald St
Vancouver, B.C    V6K 3Z2

Shetland Holding . . . . . . . . . . . . . . . .   1,200,000                   7.4%
(Woodward Terry)
3rd floor, P.O. Box 822
Caribbean Home Building
Mary Street, Georgetown
Grand Cayman, BWI

Robert Sawatsky. . . . . . . . . . . . . . . . .   7,500,000                 46.45%
1450 Chestnut St.
Suite 1219
Vancouver, B.C.  V6J 3K3

All officers and directors as a group (1 person)   7,500,000 shares          46.45%


Except as noted below, all shares are held beneficially and of record and each record shareholder has sole voting and investment power.

(1) "Beneficial ownership" means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or
     (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

(2) Percentage is calculated based upon 16,098,499 outstanding common shares at May 6, 2002.

Other than management listed below, Travelshorts knows of no other person who is the beneficial owner of more than five percent of Travelshorts' common stock.





Title of Class   Name and Address of               Amount and Nature of    Percentage of Class (1)
                 Beneficial Owner                  Beneficial Ownership
                ----------------------         --------------------------  -----------------------

Common . . . .  Robert Sawatsky                    7,500,000 shares                  46.45%
                1450 Chestnut St.
                Suite 1219
                Vancouver, B.C.  V6J 3K3

Common . . . .  All officers and directors
                as a group (1 person)              7,500,000 shares                  46.45%


(1) Percentage is calculated based upon 16,098,499 outstanding common shares at May 6, 2002

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

Except as disclosed below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any transaction to which we are proposed to be a party:

(a)  any  director  or  officer;
(b)  any  proposed  nominee  for  election  as  a  director;
(c) any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to the Company's common stock; or
(d) any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary

Robert Sawatsky, its sole officer and director, has made a series of unsecured, non-interest bearing demand loans to us that were necessary to keep our operations going. At March 31, 2002, these loans totaled $53,020.

We currently do not have any policies about entering into transactions with affiliated parties. Other than this transaction, no director, executive officer or nominee for election as a director of Travelshorts.com, and no owner of five percent or more of Travelshorts.com outstanding shares or any member of their immediate family has entered into or proposed any transactions in which the amount involved exceeds US$10,000.

                            PART  IV

ITEM  13.  EXHIBITS,  FINANCIAL  STATEMENTS  SCHEDULES  AND  REPORTS ON FORM 8-K

(a)  Financial  Statements

Travelshorts'  financial  statements,  as  described below, are attached hereto.

1. Audited financial statements for the periods ending March 31, 2002 and March 31, 2001 including:

     (a)  Balance  Sheets;

     (b)  Statements  of  Operations;

     (c)  Statements  of  Cash  Flows;

     (d)  Statement  of  Stockholders'  Equity;

     (e)  Notes  to  the  Financial  Statements.

(b)  Reports  on  Form  8-K

We filed no reports on Form 8-K during the last quarter of the fiscal year ended March 31, 2002, the period covered by this report.

(c)  Exhibits

ITEM  13(A).  EXHIBITS.

Number          Description
------          -----------
3.1             Articles  of  Incorporation                       (1)
3.3             By-Laws                                           (1)
4.1             Specimen  Share  Certificate                      (1)
23.1            Consent  of  Independent  Auditors

(1) Incorporated by reference from Form 10-SB Registration Statement filed October 3, 2000.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   TRAVELSHORTS.COM,  INC.

                                                   By:  /s/  Robert  Sawatsky
                                                   --------------------------
                                                   Robert  Sawatsky,  President

Dated:  May  30,  2002


In accordance with the Securities Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/  Robert  Sawatsky
     ---------------------
      Robert  Sawatsky,  Sole  Director,
      Principal  Executive  Officer,
      Principal  Financial  Officer,  and
      Principal  Accounting  Officer

      Date:  May  30,  2002

                                 EXHIBIT  INDEX

Number          Description                              Page
------          -----------                              ----

3.1             Articles  of  Incorporation               (1)
3.3             By-Laws                                   (1)
4.1             Specimen  Share  Certificate              (1)
23.1            Consent  of  Independent  Auditors         45

(1) Incorporated by reference from Form 10-SB Registration Statement filed October 3, 2000.


Independent  Auditors'  Report                                            F-1

Balance  Sheets                                                           F-2

Statements  of  Operations                                                F-3

Statements  of  Cash  Flows                                               F-4

Statement  of  Stockholders'  Equity                                      F-5

Notes  to  the  Financial  Statements                                     F-6

Travelshorts.com,  Inc.
(A  Development  Stage  Company)

                                                                        Index

Independent  Auditors'  Report                                           F-1

Balance  Sheets                                                          F-2

Statements  of  Operations                                               F-3

Statements  of  Cash  Flows                                              F-4

Statement  of  Stockholders'  Equity                                     F-5

Notes  to  the  Financial  Statements                                    F-6

                                       F1

                               [GRAPHIC  OMITED]

                     Manning Elliott, Chartered Accountants
                      11th Floor, 1050 West Pender Street,
                          Vancouver, BC Canada V6E 3S7
                              Phone: (604)714-3600
                              Fax: (604) 714-3669
                            Web: manningelliott.com





Independent  Auditors'  Report


To the Stockholders and Board of Directors of Travelshorts.com, Inc.
(A  Development  Stage  Company)


We have audited the accompanying balance sheets of Travelshorts.com, Inc. (A Development Stage Company) as of March 31, 2002 and 2001 and the related statements of operations, stockholders' deficit and cash flows for the period from July 6, 1989 (Date of Inception) to March 31, 2002, and the years ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Travelshorts.com, Inc. (A Development Stage Company), as of March 31, 2002 and 2001, and the results of its operations and its cash flows for the period from July 6, 1989 (Date of Inception) to March 31, 2002, and the years ended March 31, 2002 and 2001 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any significant revenues, has suffered recurring operating losses and had a working capital deficit of $73,197 as at March 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


"Manning  Elliott"


CHARTERED  ACCOUNTANTS
Vancouver,  Canada
May  3,  2002

                                       F2

Travelshorts.com,  Inc.
(A  Development  Stage  Company)
Balance  Sheets
(expressed  in  U.S.  dollars)




                                                              As at        As at
                                                            March 31,    March 31,
                                                              2002         2001
                                                                $            $
ASSETS
Current Assets
   Cash. . .  . . . . . . . . . . . . . . . . . . . . . .         398          599
Property, Plant and Equipment (Note 3). . . . . . . . . .       6,130        8,171
                                                           -----------  -----------

Total Assets. . . . . . . . . . . . . . . . . . . . . . .       6,528        8,770
                                                           ===========  ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable. . .. . . . . . . . . . . . . . . . .           -        1,142
   Accrued liabilities .. . . . . . . . . . . . . . . . .       1,500        5,600
   Due to related party (Note 4) . .. . . . . . . . . . .      51,845       25,570
   Loans payable (Note 5). . . . . .. . . . . . . . . . .      20,250       20,250
                                                           -----------  -----------
Total Liabilities . . . . . . . . . . . . . . . . . . . .      73,595       52,562
                                                           -----------  -----------

Stockholders' Deficit

Common Stock, 50,000,000 common shares authorized with a.      16,099       16,146
  par value of $0.001; 16,098,500 and 16,145,500 common
  shares issued and outstanding respectively
Additional Paid-in Capital. . . . . . . . . . . . . . . .     111,026      110,979
Donated Capital (Notes 4 and 5) . . . . . . . . . . . . .      27,475            -
Deficit Accumulated During the Development Stage. . . . .    (221,667)    (170,917)
                                                           -----------  -----------
Total Stockholders' Deficit . . . . . . . . . . . . . . .     (67,067)     (43,792)
                                                           -----------  -----------
Total Liabilities and Stockholders' Deficit . . . . . . .       6,528        8,770
                                                           ===========  ===========


Contingent  Liability  (Note  1)


    (The accompanying notes are an integral part of the financial statements)


                                       F3

Travelshorts.com,  Inc.
(A  Development  Stage  Company)
Statements  of  Operations
(expressed  in  U.S.  dollars)



                                                         Accumulated from      Year Ended
                                                           July 6, 1989        March 31,
                                                       (Date of Inceptionj)
                                                           to March 31,
                                                               2002               2002          2001
                                                                 $                 $             $
Revenue . . . . . . . . . . . . . . . . . . . . . . .                 2,731         2,731             -
                                                       ---------------------  ------------  ------------

Expenses
   General and Administrative
   Accounting and legal. . . . . . . . . . . . .. . .                51,474        12,656        32,903
   Bank charges and interest . . . . . . . . . .. . .                   626           173           295
   Consulting. . . . . . . . . . . . . . . . . .. . .                53,401         1,470           335
   Imputed interest (Notes 4 and 5). . . . . . .. . .                 8,395         8,395             -
   Office, rent and telephone. . . . . . . . . .. . .                37,499         2,894         7,715
   Transfer agent. . . . . . . . . . . . . . . .. . .                 3,623         1,900         1,723
   Travel and promotion. . . . . . . . . . . . .. . .                 4,134           222             -
   Value of services donated by a related party (Note 4)             17,280        17,280             -
   Value of rent donated by a related party (Note 4) . .              1,800         1,800             -
                                                       ---------------------  ------------  ------------
                                                                    178,232        46,790       131,442
                                                       ---------------------  ------------  ------------

Selling and Marketing
Advertising . . . . . . . . . . . . . . . . . . . . .                 2,203             -         2,203
                                                       ---------------------  ------------  ------------
Product Development
Consulting. . . . . . . . . . . . . . . . . . . . . .                27,469             -        27,469
Depreciation. . . . . . . . . . . . . . . . . . . . .                 4,082         2,041         2,041
Photography . . . . . . . . . . . . . . . . . . . . .                12,412         4,650         7,762
                                                       ---------------------  ------------  ------------
                                                                     43,963         6,691        37,272
                                                       ---------------------  ------------  ------------
Net Loss. . . . . . . . . . . . . . . . . . . . . . .              (221,667)      (50,750)      (82,446)
                                                       =====================  ============  ============
Net Loss Per Share                                                                  (0.01)        (0.01)
                                                                              ============  ============
Weighted Average Shares Outstanding                                            16,126,000    16,136,000
                                                                              ============  ============



(Diluted  loss  per share has not been presented as the result is anti-dilutive)


    (The accompanying notes are an integral part of the financial statements)


                                       F4

Travelshorts.com,  Inc.
(A  Development  Stage  Company)
Statements  of  Cash  Flows
(expressed  in  U.S.  dollars)





                                                      Accumulated
                                                          from
                                                      July 6, 1989
                                                  (Date of Inception)         Year ended
                                                      to March 31,              March 31
                                                          2002              2002        2001
                                                           $                 $            $
Cash Flows to Operating Activities
   Net loss. . . . . . . . . . . . . . . . . . .             (221,667)      (50,750)   (82,446)
   Adjustments to reconcile net loss to cash
     Imputed interest. . . . . . . . . . . . . .                8,395         8,395          -
     Depreciation. . . . . . . . . . . . . . . .                4,082         2,041      2,041
     Value of services and amenities donated by.               19,080        19,080          -
     a related party
   Change in non-cash working capital items
     Increase (decrease) in accounts payable and
     Accruals                                                   1,500        (5,242)     3,742
                                                  --------------------  ------------  ---------

Net Cash Used in Operating Activities. . . . . .             (186,610)      (26,476)   (76,663)
                                                  --------------------  ------------  ---------

Cash Flows from Financing Activities
   Loan proceeds . . . . . . . . . . . . . . . .               20,250             -     20,250
   Common shares issued. . . . . . . . . . . . .               16,099             -     16,625
   Additional paid in capital. . . . . . . . . .              111,026             -          -
   Increase in advances from a related party . .               51,845        26,275     25,500
                                                  --------------------  ------------  ---------

Net Cash Provided by Financing Activities. . . .              199,220        26,275     62,375
                                                  --------------------  ------------  ---------

Cash Flows to Investing Activities
   Acquisition of property, plant and equipment.              (10,212)            -    (10,212)
                                                  --------------------  ------------  ---------

Net Cash Used in Investing Activities. . . . . .              (10,212)            -    (10,212)
                                                  --------------------  ------------  ---------

Decrease In Cash . . . . . . . . . . . . . . . .                  398          (201)   (24,500)

Cash - Beginning of Year . . . . . . . . . . . .                    -           599     25,099
                                                  --------------------  ------------  ---------

Cash - End of Year . . . . . . . . . . . . . . .                  398           398        599
                                                  ====================  ============  =========

Non-Cash Financing Activities. . . . . . . . . .                    -             -          -
                                                  ====================  ============  =========
Supplemental Disclosures
   Interest paid . . . . . . . . . . . . . . . .                    -             -          -
   Income tax paid . . . . . . . . . . . . . . .                    -             -          -



    (The accompanying notes are an integral part of the financial statements)


                                       F5

Travelshorts.com,  Inc.
(A  Development  Stage  Company)
Statement  of  Stockholders'  Equity
From  July  6,  1989  (Date  of  Inception)  to  March  31,  2002
(expressed  in  U.S.  dollars)





                                                                                                         Deficit
                                                                                                     Accumulated
                                                                                                      During the
                                                       Common Stock           Paid-In                Development
                                                   Shares         Amount      Capital       Total        Stage
                                                      #             $            $            $            $
Balance - July 6, 1989 (Date of Inception) . .             -             -          -              -           -
   Stock issued for services at a fair market.     2,500,000         2,500          -          2,500           -
   value of $0.001 per share
   Net loss for the years ended March 31,. . .             -             -          -              -      (2,500)
                                                -------------  ------------  ---------  -------------  ----------
   1990 to 1997
   Balance - March 31, 1997. . . . . . . . . .     2,500,000         2,500          -          2,500      (2,500)
   Stock issued for cash . . . . . . . . . . .     2,790,000         2,790     57,210         60,000           -
Net loss for the year. . . . . . . . . . . . .             -             -          -              -     (52,100)
                                                -------------  ------------  ---------  -------------  ----------
Balance - March 31, 1998 . . . . . . . . . . .     5,290,000         5,290     57,210         62,500     (54,600)
   Stock issued for cash . . . . . . . . . . .        86,000            86     11,414         11,500           -
Net loss for the year. . . . . . . . . . . . .             -             -          -              -     (21,400)
                                                -------------  ------------  ---------  -------------  ----------
Balance - March 31, 1999 . . . . . . . . . . .     5,376,000         5,376     68,624         74,000     (76,000)
   Stock issued for cash . . . . . . . . . . .        73,000            73     36,427         36,500           -
Net loss for the year. . . . . . . . . . . . .             -             -          -              -     (12,471)
                                                -------------  ------------  ---------  -------------  ----------
Balance - March 31, 2000 . . . . . . . . . . .     5,449,000         5,449    105,051        110,500     (88,471)
   Stock issued for cash . . . . . . . . . . .        32,833            33     18,592         18,625           -
   Stock cancelled and returned to treasury. .      (100,000)         (100)    (1,900)        (2,000)          -
   Stock split on a 3 new for 1 old basis. . .    10,763,667        10,764    (10,764)             -           -
Net loss for the year. . . . . . . . . . . . .             -             -          -              -     (82,446)
                                                -------------  ------------  ---------  -------------  ----------
Balance - March 31, 2001 . . . . . . . . . . .    16,145,500        16,146    110,979        127,125    (170,917)
   Stock cancelled and returned to treasury. .      (102,000)         (102)       102              -           -
   Stock reissued. . . . . . . . . . . . . . .        55,000            55        (55)             -           -
Net loss for the year. . . . . . . . . . . . .             -             -          -              -     (50,750)
                                                -------------  ------------  ---------  -------------  ----------
Balance - March 31, 2002 . . . . . . . . . . .    16,198,500        16,099    111,026        127,125    (221,667)
                                                =============  ============  =========  =============  ==========



    (The accompanying notes are an integral part of the financial statements)


                                       F6

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

     During the year the Company began trading on the OTC Bulletin Board under the trading symbol "TLSH". This listing will allow the Company to more easily attract capital to fund its ongoing operations.

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



    (The accompanying notes are an integral part of the financial statements)

                                       F7

2.     Summary  of  Significant  Accounting  Policies  (continued)

          The Company's total deferred tax asset as of March 31, 2002 and 2001 is as follows:


                          2002       2001
                            $          $
Net Operating Losses .    50,750     82,446
Statutory Tax Rate . .        34%        34%
Effective Tax Rate . .         -          -
Deferred Tax Asset . .    50,750     82,446
Valuation Allowance. .   (50,750)   (82,446)
                        ---------  ---------

Net Deferred Tax Asset         -          -
                        =========  =========


The  federal  net  operating  loss  carryovers will expire as follows:

                       $
2013                  52,100
2014                  21,400
2015                  12,471
2016                  82,446
2017                  50,750
                    --------

                     219,167
                    ========


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

3.   Property,  Plant  and  Equipment

     Property, plant and equipment are stated at cost less accumulated depreciation and amortization.




                     Cost     Accumulated   March 31,   March 31,
                             Depreciation      2002        2001
                                  And        Net Book    Net Book
                             Amortization     Value       Value
                       $           $            $           $
Computer equipment    7,380          2,950       4,430       5,905
Video equipment. .    2,832          1,132       1,700       2,206
                     10,212          4,082       6,130       8,171



    (The accompanying notes are an integral part of the financial statements)

                                       F8

4.   Due  to  Related  Party

     The amount owing to the President of the Company represents cash advances to the Company and is unsecured, non-interest bearing and due on demand. Imputed interest of $5,328 was charged to operations and treated as donated capital. Consulting services of $17,280 and rent of $1,800, contributed by the President of the Company, were charged to operations and treated as donated capital.


5.   Loans  Payable

     The loans are unsecured, non-interest bearing and due on demand. Imputed interest of $3,067 was charged to operations and treated as donated capital.



    (The accompanying notes are an integral part of the financial statements)