Form 10QSB
period 2002-06-30
TRAVELSHORTS COM INC
filed 2002-07-29
CIK 1123844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For  the  quarterly  period  ended  JUNE  30,  2002

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,098,499 SHARES OF COMMON STOCK AS
                                            ------------------------------------
AT  JULY  26,  2002.
--------------------

Transitional  Small  Business  Disclosure Format (check one):  Yes [  ]   No [X]

PART  I  FINANCIAL  INFORMATION

ITEM  1.    FINANCIAL  STATEMENTS

GENERAL

The Company's unaudited financial statements for the three months ended June 30, 2002 are included with this Form 10-QSB. The unaudited financial statements for the three months ended June 30, 2002 include:

(a)  Balance  Sheet  as  of  June  30,  2002  and  March  31,  2002;
(b)  Statement  of  Operations  -  Three months ended June 30, 2002 and June 30,
     2001;
(c) Statement of Cash flows - Three months ended June 30, 2002 and June 30, 2001; and
(d)  Notes  to  Financial  Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2003.

Travelshorts.com,  Inc.
(A  Development  Stage  Company)

                                                           Index

Balance  Sheet                                               F-1

Statement  of  Operations                                    F-2

Statement  of  Cash  Flows                                   F-3

Notes  to  the  Financial  Statements                    F-4-F-6

Travelshorts.com,  Inc.
(A  Development  Stage  Company)
Balance  Sheets
(expressed  in  U.S.  dollars)




                                                              As at         As at
                                                             June 30,     March 31,
                                                               2002         2001
                                                                $             $
                                                           (unaudited)    (audited)
ASSETS
Current Assets
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . .          160          398
Property, Plant and Equipment (Note 3). . . . . . . . . .        5,619        6,130
                                                           ------------  -----------

Total Assets. . . . . . . . . . . . . . . . . . . . . . .        5,779        6,528
                                                           ============  ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Accrued liabilities . . . . . . . . . . . . . . . . . .          500        1,500
  Due to related party (Note 4) . . . . . . . . . . . . .       55,445       51,845
  Loans payable (Note 5). . . . . . . . . . . . . . . . .       20,250       20,250
                                                           ------------  -----------

Total Liabilities . . . . . . . . . . . . . . . . . . . .       76,195       73,595
                                                           ------------  -----------

Stockholders' Deficit

Common Stock, 50,000,000 common shares authorized with a.       16,099       16,099
par value of $0.001; 16,098,500 common shares issued and
outstanding
Additional Paid-in Capital. . . . . . . . . . . . . . . .      111,026      111,026
Donated Capital (Notes 4 and 5) . . . . . . . . . . . . .       35,845       27,475
Deficit Accumulated During the Development Stage. . . . .     (233,386)    (221,667)
                                                           ------------  -----------
Total Stockholders' Deficit . . . . . . . . . . . . . . .      (70,416)     (67,067)
                                                           ------------  -----------
Total Liabilities and Stockholders' Deficit . . . . . . .        5,779        6,528
                                                           ============  ===========



Contingent  Liability  (Note  1)



    (The accompanying notes are an integral part of the financial statements)

Travelshorts.com,  Inc.
(A  Development  Stage  Company)
Statements  of  Operations
(expressed  in  U.S.  dollars)



                                                         Accumulated from
                                                           July 6, 1989               Three months
                                                       (Date of Inception)                ended
                                                           to June 30,                   June 30,
                                                               2002               2002           2001
                                                                $                  $              $
                                                           (unaudited)        (unaudited)    (unaudited)
Revenue . . . . . . . . . . . . . . . . . . . . . . .                2,731               -         2,731
                                                       --------------------  --------------  ------------


Expenses
  General and Administrative
    Accounting and legal. . . . . . . . . . . . . . .               51,813             339         2,608
    Bank charges and interest . . . . . . . . . . . .                  656              30            44
    Consulting (Note 4) . . . . . . . . . . . . . . .               54,181             780             -
    Imputed interest (Notes 4 and 5). . . . . . . . .               11,995           3,600             -
    Office, rent and telephone. . . . . . . . . . . .               38,382             883           409
    Transfer agent. . . . . . . . . . . . . . . . . .                4,111             488           800
    Travel and promotion. . . . . . . . . . . . . . .                4,329             195           148
    Value of services donated by a related. . . . . .               21,600           4,320             -
    party (Note 4)
    Value of rent donated by a related party (Note 4)                2,250             450             -
                                                       --------------------  --------------  ------------
                                                                   189,317          11,085         4,009
                                                       --------------------  --------------  ------------
  Selling and Marketing
    Advertising . . . . . . . . . . . . . . . . . . .                2,326             123             -
                                                       --------------------  --------------  ------------
  Product Development
    Consulting. . . . . . . . . . . . . . . . . . . .               27,469               -             -
    Depreciation. . . . . . . . . . . . . . . . . . .                4,593             511           509
    Photography . . . . . . . . . . . . . . . . . . .               12,412               -         1,700
                                                       --------------------  --------------  ------------
                                                                    44,474             511         2,209
                                                       --------------------  --------------  ------------
Net Loss. . . . . . . . . . . . . . . . . . . . . . .             (233,386)        (11,719)       (3,487)
                                                       ====================  ==============  ============

Net Loss Per Share                                                                       -             -
                                                                             ==============  ============

Weighted Average Shares Outstanding                                             16,098,500    16,145,500
                                                                             ==============  ============







(Diluted  loss  per share has not been presented as the result is anti-dilutive)




    (The accompanying notes are an integral part of the financial statements)

Travelshorts.com,  Inc.
(A  Development  Stage  Company)
Statements  of  Cash  Flows
(expressed  in  U.S.  dollars)



                                                                        Three months ended
                                                                              June 30,
                                                                      2002              2001
                                                                       $                 $
                                                                  (unaudited)       (unaudited)
Cash Flows to Operating Activities
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . .              (11,719)       (3,487)
Adjustment to reconcile net loss to cash
  Imputed interest . . . . . . . . . . . . . . . . . . . . .                3,600             -
  Depreciation . . . . . . . . . . . . . . . . . . . . . . .                  511           509
  Value of services and amenities donated by a related party                4,770             -
Non-cash working capital item
  Accounts payable and accruals. . . . . . . . . . . . . . .               (1,000)       (6,042)
Net Cash Used in Operating Activities. . . . . . . . . . . .               (3,838)       (9,020)
Cash Flows from Financing Activities
  Increase in advances from a related party. . . . . . . . .                3,600         9,750
Net Cash Provided by Financing Activities. . . . . . . . . .                3,600         9,750
                                                              --------------------  ------------
Cash Used in Investing Activities. . . . . . . . . . . . . .                    -             -
------------------------------------------------------------  --------------------  ------------
Increase (Decrease) In Cash. . . . . . . . . . . . . . . . .                 (238)          730
------------------------------------------------------------  --------------------  ------------
Cash - Beginning of Period . . . . . . . . . . . . . . . . .                  398           599
Cash - End of Period . . . . . . . . . . . . . . . . . . . .                  160         1,329
                                                              ====================  ============
Non-Cash Financing Activities. . . . . . . . . . . . . . . .                    -             -
------------------------------------------------------------  ====================  ============
Supplemental Disclosures
------------------------------------------------------------
  Interest paid. . . . . . . . . . . . . . . . . . . . . . .                    -             -
  Income tax paid. . . . . . . . . . . . . . . . . . . . . .                    -             -







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

     The Company's shares trade on the OTC Bulletin Board under the trading symbol "TLSH". This listing will allow the Company to more easily attract capital to fund its ongoing operations. The Company is funded through short-term borrowings from its President.

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

2.   Summary  of  Significant  Accounting  Policies  (continued)

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

          The Company's total deferred tax asset as of June 30, 2002 and March 31, 2002 is as follows:



                          June 30,     March 31,
                            2002         2002
                             $             $
                        (unaudited)    (audited)
Net Operating Losses .       11,719       50,750
Statutory Tax Rate . .           34%          34%
Effective Tax Rate . .            -            -
Deferred Tax Asset . .        3,984       50,750
Valuation Allowance. .       (3,984)     (50,750)
                        ------------  -----------

Net Deferred Tax Asset            -            -
                        ============  ===========




          The  federal  net  operating  loss  carryovers will expire as follows:


         $
2013    52,100
2014    21,400
2015    12,471
2016    82,446
2017    50,750
2018    11,719
      --------
       230,886
      ========

2.   Summary  of  Significant  Accounting  Policies  (continued)

     (g)  Basic  and  Diluted  Net  Income  (Loss)  per  Share

          The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

     (h)  Interim  Financial  Statements

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

3.   Property,  Plant  and  Equipment

     Property, plant and equipment are stated at cost less accumulated depreciation and amortization.


                                  Accumulated   June 30,     March 31,
                                  Depreciation   2002         2002
                                  and           Net Book     Net Book
                     Cost         Amortization   Value         Value
                       $           $             $             $
                                            (unaudited)    (audited)
Computer equipment    7,380          3,319         4,061        4,430
Video equipment. .    2,832          1,274         1,558        1,700
                    -------  -------------  ------------  -----------
                     10,212          4,593         5,619        6,130
                    =======  =============  ============  ===========


4.   Due  to  Related  Party

     The amount owing to the President of the Company represents cash advances to the Company and is unsecured, non-interest bearing and due on demand. Imputed interest of $2,843 was charged to operations and treated as donated capital. During the period consulting services of $4,320 and rent of $450, contributed by the President of the Company, were charged to operations and treated as donated capital.

5.   Loans  Payable

     The loans are unsecured, non-interest bearing and due on demand. During the period imputed interest of $757 was charged to operations and treated as donated capital.

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

OVERVIEW

We were in the process of developing an Internet business that would provide information and 360 degree panoramic photography ("Virtual Reality" or "VR") for individual hotel clients, chains and major Internet travel booking portals. We have, for the time being, ceased to advance our business plan because we do not have sufficient financing. Also, we attempted to set up an oil and gas deal within Travelshorts.com, however, we were unable to make the initial US$50,000 payment which White Energy Corp. of Montana required to move ahead with any part of the deal. As a result, the deal was terminated. Travelshorts.com continues to seek new business opportunities at this time. There is no assurance that any viable business activity will come to Travelshorts.com at this time.

PLAN  OF  OPERATION

At this time the essential plan of operations entails continuing to maintain the public listing on behalf of the shareholders and continuing to look for new viable opportunities. The environment is difficult for the time being with financing difficult to obtain.

RESULTS  OF  OPERATIONS

We incurred a loss of $11,719 for the three months ending June 30 2002, compared to a loss of $3,487 for the three months ending June 30, 2001. Operating expenses during the three months included professional (legal and accounting) fees incurred as a result of filing our Form 10-KSB statement with the Securities and Exchange Commission.

The increase in operating expenses incurred during the first three months of 2002 compared with the operating expenses incurred during the first three months of 2001 is inconsequential for the most part. We have maintained our budget for professional expenses associated with our becoming a reporting company under the 34 Act. We will continue to incur higher professional expenses in order to comply with our ongoing obligations under the 34 Act. Professional fees decreased from $2,608 for the first three months of 2001 to $339 for the first three months of 2002. Consulting expenses increased from $0 during the first three months of 2001 to $780 for the same period in 2002. These differences are not noteworthy and for the most part reflect the complete scaling back of operations for the Company.

We do not anticipate any revenue until such time as we enter into a new business direction and activity. We are engaged in business for profit, but cannot predict future profitability. We currently have one full-time employee and one part-time consultant.

LIQUIDITY  AND  CAPITAL  RESOURCES

We had cash of $160 as of June 30, 2002, similar to $398 at June 30, 2001. We anticipate that we will operate at a loss for the foreseeable future. We have reduced our overhead dramatically by laying off members of the team. Our management has continued to provide capital through debt financing. Further initiatives are planned when we are better able to finance ourself in a better stock market environment. We have no agreements for additional financing and we can provide no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete any plan of operations.

We have limited assets and will require significant capital to complete any future research and development programs. We do not know the specific financial requirements of the projects, products or ventures in which we may eventually participate, and therefore do not know what our exact capital needs will be. In addition, we may incur substantial costs in connection with any research and/or negotiations for business opportunities, which may deplete our assets.

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

Dated:  July  26,  2002


                                   TRAVELSHORTS.COM,  INC.



                                   By:  /s/  Robert  Sawatsky
                                   --------------------------
                                        Robert  Sawatsky,  President
                                        (Principal  Executive  Officer,
                                        Principal  Financial  Officer,  and
                                        Principal  Accounting  Officer)