Form 10QSB
period 2002-09-30
TRAVELSHORTS COM INC
filed 2002-10-23
CIK 1123844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  SEPTEMBER  30,  2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  transition  period  from  __________  to  __________

                         Commission File Number 0-31679

WASHINGTON                                              54-0231483
----------          ------                              ----------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,098,499 SHARES OF COMMON STOCK AS AT OCTOBER 10, 2002.

Transitional  Small  Business  Disclosure Format (check one):  Yes [  ]   No [X]

PART  I  FINANCIAL  INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS

GENERAL

The Company's unaudited financial statements for the six months ended September 30, 2002 are included with this Form 10-QSB. The unaudited financial statements for the six months ended September 30, 2002 include:

(a)  Balance  Sheet  as  of  September  30,  2002  and  March  31,  2002;
(b) Statement of Operations -Six months ended September 30, 2002 and September 30, 2001;
(c) Statement of Cash flows - Six months ended September 30, 2002 and September 30, 2001; and
(d)  Notes  to  Financial  Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended September 30, 2002 are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2003.

Travelshorts.com,  Inc.
(A  Development  Stage  Company)

                                                                        Index

Balance  Sheet                                                           F-1

Statement  of  Operations                                                F-2

Statement  of  Cash  Flows                                               F-3

Notes  to  the  Financial  Statements                              F-4 - F-6














    (The accompanying notes are an integral part of the financial statements)

Travelshorts.com,  Inc.
(A  Development  Stage  Company)
Balance  Sheets
(expressed  in  U.S.  dollars)




                                                                As at          As at
                                                            September 30,    March 31,
                                                                2002           2002
                                                                  $              $
                                                             (unaudited)     (audited)
ASSETS

Current Assets
    Cash. . . . . . . . . . . . . . . . . . . . . . . . .             944          398
Property, Plant and Equipment (Note 3). . . . . . . . . .           5,108        6,130
                                                           ---------------  -----------

Total Assets. . . . . . . . . . . . . . . . . . . . . . .           6,052        6,528
                                                           ===============  ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accrued liabilities . . . . . . . . . . . . . . . . .             500        1,500
    Due to related party (Note 4) . . . . . . . . . . . .          59,945       51,845
    Loans payable (Note 5). . . . . . . . . . . . . . . .          20,250       20,250
                                                           ---------------  -----------

Total Liabilities . . . . . . . . . . . . . . . . . . . .          80,695       73,595
                                                           ---------------  -----------

STOCKHOLDERS' DEFICIT

Common Stock, 50,000,000 common shares authorized with a.          16,099       16,099
par value of $0.001; 16,098,500 common shares issued and
outstanding
Additional Paid-in Capital. . . . . . . . . . . . . . . .         111,026      111,026
Donated Capital (Notes 4 and 5) . . . . . . . . . . . . .          43,493       27,475
Deficit Accumulated During the Development Stage. . . . .        (245,261)    (221,667)
                                                           ---------------  -----------

Total Stockholders' Deficit . . . . . . . . . . . . . . .         (74,643)     (67,067)
                                                           ---------------  -----------

Total Liabilities and Stockholders' Deficit . . . . . . .           6,052        6,528
                                                           ===============  ===========



Contingent  Liability  (Note  1)

    (The accompanying notes are an integral part of the financial statements)

                                       F1

Travelshorts.com,  Inc.
(A  Development  Stage  Company)
Statements  of  Operations
(expressed  in  U.S.  dollars)




                                        Accumulated from
                                          July 6, 1989
                                      (Date of Inception)    Three Months Ended    Six Months Ended
                                        to September 30,        September 30         September 30
                                              2002                  2002                 2001             2002          2001
                                               $                     $                    $                $             $
                                          (unaudited)           (unaudited)          (unaudited)      (unaudited)   (unaudited)
Revenue. . . . . . . . . . . . . . .                2,731                     -                   -             -         2,731
                                      --------------------  --------------------  ------------------  ------------  ------------

Expenses
  General and Administrative
    Accounting and legal . . . . . .               54,951                 3,138               6,348         3,477         8,957
    Bank charges and interest. . . .                  686                    30                  62            60           105
    Consulting . . . . . . . . . . .               54,288                   107                   -           887             -
    Imputed interest (Notes 4 and 5)               14,873                 2,878               3,154         6,478         3,154
    Office, rent and telephone . . .               38,569                   187               1,201         1,070         1,610
    Transfer agent . . . . . . . . .                4,365                   254                   -           742           800
    Travel and promotion . . . . . .                4,329                     -                   -           195           148
    Value of services donated by a .               25,920                 4,320               8,640         8,640         8,640
     related party (Note 4)
   Value of rent donated by a. . . .                2,700                   450                 900           900           900
     related party (Note 4)          --------------------  --------------------  ------------------  ------------  ------------

                                                  200,681                11,364              20,305        22,449        24,314
                                      --------------------  --------------------  ------------------  ------------  ------------

  Selling and Marketing
    Advertising. . . . . . . . . . .                2,326                     -                   -           123             -
                                      --------------------  --------------------  ------------------  ------------  ------------

  Product Development
    Consulting . . . . . . . . . . .               27,469                     -                 257             -           257
    Depreciation . . . . . . . . . .                5,104                   511                 509         1,022         1,018
    Photography. . . . . . . . . . .               12,412                     -               1,150             -         2,850
                                      --------------------  --------------------  ------------------  ------------  ------------
                                                   44,985                   511               1,916         1,022         4,125
                                      --------------------  --------------------  ------------------  ------------  ------------

Net Loss . . . . . . . . . . . . . .             (245,261)              (11,875)            (22,221)      (23,594)      (25,708)
                                      ====================  ====================  ==================  ============  ============
Net Loss Per Share                                                        (0.01)              (0.01)        (0.01)        (0.01)
                                                            ====================  ==================  ============  ============
Weighted Average Shares                                               5,475,000           5,475,000     5,475,000     5,475,000
 Outstanding                                               ====================  ==================  ============  ============




(Diluted  loss  per share has not been presented as the result is anti-dilutive)


    (The accompanying notes are an integral part of the financial statements)

                                       F2

Travelshorts.com,  Inc.
(A  Development  Stage  Company)
Statements  of  Cash  Flows
(expressed  in  U.S.  dollars)




                                                                         Six months ended
                                                                           September 30
                                                                     2002             2001
                                                                      $                $
                                                                 (unaudited)      (unaudited)
Cash Flows to Operating Activities
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . .            (23,594)      (25,708)
Adjustment to reconcile net loss to cash
  Imputed interest . . . . . . . . . . . . . . . . . . . . .              6,478         3,154
  Depreciation . . . . . . . . . . . . . . . . . . . . . . .              1,022         1,018
  Value of services and amenities donated by a related party              9,540         9,540
Non-cash working capital item
  Accounts payable and accruals. . . . . . . . . . . . . . .             (1,000)       (6,042)
                                                              ------------------  ------------

Net Cash Used in Operating Activities. . . . . . . . . . . .             (7,554)      (18,038)
                                                              ------------------  ------------

Cash Flows from Financing Activities
  Increase in advances from a related party. . . . . . . . .              8,100        18,050
                                                              ------------------  ------------

Net Cash Provided by Financing Activities. . . . . . . . . .              8,100        18,050
                                                              ------------------  ------------

Cash Used in Investing Activities. . . . . . . . . . . . . .                  -             -
                                                              ------------------  ------------

Increase (Decrease) In Cash. . . . . . . . . . . . . . . . .                546            12

Cash - Beginning of Period . . . . . . . . . . . . . . . . .                398           599
                                                              ------------------  ------------

Cash - End of Period . . . . . . . . . . . . . . . . . . . .                944           611
                                                              ==================  ============

Non-Cash Financing Activities. . . . . . . . . . . . . . . .                  -             -
                                                              ==================  ============

Supplemental Disclosures
  Interest paid. . . . . . . . . . . . . . . . . . . . . . .                  -             -
  Income tax paid. . . . . . . . . . . . . . . . . . . . . .                  -             -



    (The accompanying notes are an integral part of the financial statements)



                                       F3

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

                                       F4

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

          The Company's total deferred tax asset as of September 30, 2002 and March 31, 2002 is as follows:



                         September 30,    March 31,
                             2002           2002
                               $              $
                          (unaudited)     (audited)
Net Operating Losses .          24,095       50,750
Statutory Tax Rate . .              34%          34%
Effective Tax Rate . .               -            -
Deferred Tax Asset . .           8,192       50,750
Valuation Allowance. .          (8,192)     (50,750)
                        ---------------  -----------
Net Deferred Tax Asset               -            -
                        ===============  ===========



The  federal  net  operating  loss  carryovers  will  expire  as  follows:


         $
2013    52,100
2014    21,400
2015    12,471
2016    82,446
2017    50,750
2018    24,095
      --------
       243,262
      ========



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


                                       F5

2.   Summary  of  Significant  Accounting  Policies  (continued)

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

                     Cost     Accumulated       September 30,      March 31,
                       $     Depreciation    2002-10-22 Net Book      2002
                                  and               Value           Net Book
                             Amortization             $              Value
                                                 (unaudited)
                                   $                                   $
Computer equipment    7,380          3,688                  3,692       4,430
Video equipment. .    2,832          1,416                  1,416       1,700
                    -------  -------------  ---------------------  ----------
                     10,212          5,104                  5,108       6,130
                    =======  =============  =====================  ==========

4.     Due  to  Related  Party

     The amount owing to the President of the Company represents cash advances to the Company and is unsecured, non-interest bearing and due on demand. Imputed interest of $2,116 during the period was charged to operations and treated as donated capital. During the period consulting services of $4,320 and rent of $450, contributed by the President of the Company, were charged to operations and treated as donated capital.

5.     Loans  Payable

     The loans are unsecured, non-interest bearing and due on demand. During the period imputed interest of $766 was charged to operations and treated as donated capital.


                                       F6

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

OVERVIEW

Originally, we were in the process of developing an Internet business that would provide information and 360 degree panoramic photography ("Virtual Reality" or "VR") for individual hotel clients, chains and major Internet travel booking portals. We have, for the time being, ceased to advance our business plan because we do not have sufficient financing. Travelshorts.com made a second attempt to revive the public company by announcing on August 7, 2002 that it had signed a letter of intent to acquire Achievor Recovery, Limited of Brampton, Ontario. The company claims to be the largest tire recycler in Ontario but this has not been verified by Travelshorts.com. The company has not as of October
8th finalized the terms of the agreement and it is doubtful at this point that it will. There is no assurance that any viable business activity will come to Travelshorts.com at this time.

PLAN  OF  OPERATION

At this time the essential plan of operations entails continuing to maintain the public listing on behalf of the shareholders and continuing to look for new viable opportunities. The environment is difficult for the time being with financing difficult to obtain.

RESULTS  OF  OPERATIONS

We incurred a loss of $23,594 for the six months ending September 30 2002, compared to a loss of $25,708 for the six months ending September 30, 2001. Operating expenses during the six months included professional (legal and accounting) fees.

Operating expenses incurred during the first six months of 2002 compared with the operating expenses incurred during the first six months of 2001 are inconsequential for the most part. We have maintained our budget for professional expenses associated with our being a reporting company under the 34 Act. We will continue to incur similar professional expenses in order to comply with our ongoing obligations under the 34 Act. Professional fees decreased from $8,957 for the first six months of 2001 to $3,477 for the first six months of 2002. Consulting expenses increased from $0 during the first six months of 2001 to $887 for the same period in 2002. These differences are not noteworthy and for the most part reflect the complete scaling back of operations for the Company.

We do not anticipate any revenue until such time as we enter into a new business direction and activity. We are engaged in business for profit, but cannot predict future profitability. We currently have one full-time employee and one part-time consultant.


LIQUIDITY  AND  CAPITAL  RESOURCES

We had cash of $944 as of September 30, 2002, similar to $611 at September 30, 2001. We anticipate that we will operate at a loss for the foreseeable future. Our management has continued to provide capital through debt financing. Further initiatives are planned when we are better able to finance ourself in a better stock market environment. We have no agreements for additional financing and we can provide no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete any plan of operations.

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

NONE

Item  5.          Other  Information:

     NONE

Item  6.          Exhibits  and  Reports  on  Form  8-K.

     (a)  Exhibits

          99.1 Certification of Robert Sawatsky, President and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports  on  Form  8-K

               There were no Forms 8-K filed during the period of this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  October  14,  2002


TRAVELSHORTS.COM,  INC.



By:  /s/  Robert  Sawatsky
     -----------------------
     Robert  Sawatsky,  President
     (Principal  Executive  Officer,
     Principal  Financial  Officer,  and
     Principal  Accounting  Officer)

                                                                    EXHIBIT 99.1



                             CERTICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Travelshorts, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert Sawatsky, President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1.   I  have  reviewed  the  Report;

     2. based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report; and

     3. based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in the Report.


/s/  Robert  Sawatsky
---------------------
Robert  Sawatsky,  President  and  Chief  Financial  Officer
(Principal  Executive  Officer  and  Principal  Accounting  Officer)