Form 10QSB
period 2002-12-31
TRAVELSHORTS COM INC
filed 2003-02-18
CIK 1123844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                For the quarterly period ended December 31, 2002

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                           Commission file No. 0-31679

                             TRAVELSHORTS.COM, INC.

                                       dba

                      SHARPS ELIMINATION TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

            Washington                          54-0231483
   (State of incorporation)        (I.R.S. Employer Identification Number)


                         Suite 310, The Pemberton Bldg.
                            744 West Hastings Street
                             Vancouver, B.C. V6C 1A5
               (address of principal executive offices) (Zip Code)


                                 (303) 506-1633
              (Registrant's telephone number, including area code)

                          3235 W. 4th Avenue, Suite 101
                       Vancouver, British Columbia V6K 1R8
           Former name and former address if changed since last report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       YES [X] NO [ ]


As of February 14, 2003, the Company had 25,289,704 issued and outstanding shares of common stock.

                      SHARPS ELIMINATION TECHNOLOGIES INC.
                        (FORMERLY TRAVELSHORTS.COM, INC.)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                   December 31,     March 31,
                                                       2002            2002
--------------------------------------------------------------------------------

ASSETS
Current Assets
   Cash and cash equivalents                        $    26,279     $      398

Property, plant and equipment                             6,409          6,130
                                                    -----------      ---------
Total Assets                                        $    32,688      $   6,528
                                                    ===========      =========
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
   Accounts payable and Accrued Liabilities             $31,319         $1,500
   Due to related party                                 669,945         51,845
   Loans payable                                         20,250         20,250
                                                        -------         ------
Total Current Liabilities                               721,514         73,595

Licensing Payment                                       300,000             --
                                                      ---------         ------
Total Liabilities                                     1,021,514         73,595

Stockholders' (Deficit)
   Common stock, $0.001 par value; 50,000,000 shares
   authorized, 25,289,704 and 16,098,500 shares
   issued and outstanding                                25,290         16,099
   Additional paid-in capital                           111,026        111,026
   Donated capital                                       46,599         27,475

   Accumulated deficit                               (1,171,741)      (221,667)
                                                     -----------      ---------
Total Stockholders' Equity (Deficit)                   (988,826)       (67,067)
                                                     -----------      --------
Total Liabilities and Stockholders' Deficit         $    32,688      $   6,528
                                                    ===========      =========






     See accompanying notes to consolidated condensed financial statements.

                            SHARPS ELIMINATION TECHNOLOGIES INC.
                             (FORMERLY TRAVELSHORTS.COM, INC.)
                      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                        (Unaudited)




                                                 Nine Months Ended December 31,
                                                      2002            2001

 REVENUE                                        $         --      $  2,731

 OPERATING EXPENSES

   Accounting and legal                               13,944        10,115
   Bank charges and interest                             113           142
   Consulting                                            887         1,213
   Imputed interest (Notes 4 and 5)                    7,919         5,648
   Office, rent and telephone                          1,070         2,112
   Transfer agent                                        887         1,080
   Travel and promotion                                  195           148
   Value of services donated by a related party
         (Note 4)                                     10,080        12,960
   Value of rent donated by a related party (Note 4)   1,125         1,350
   Sales and Marketing                                   123            --
   Product Development                                 1,533         6,177

 Total operating expenses                             37,876        40,945
                                                    --------       -------

 Net (loss)                                         $(37,876)     $(38,214)
                                                     ========      =======

Net loss per share - basic and diluted               $(0.002)      $(0.002)
                                                     ========      ========
Weighted average number of shares of
  common stock outstanding                        19,288,905    16,146,000







     See accompanying notes to consolidated condensed financial statements.

                      SHARPS ELIMINATION TECHNOLOGIES INC.
                        (FORMERLY TRAVELSHORTS.COM, INC.)
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (Unaudited)


                                          Common Stock       Additional
                                         ---------------        Paid-In     Donated   Accumulated
                                        Shares       Amount     Capital    Capital     Deficit       Total

Balance, March 31, 2002              16,098,499     $16,099     $111,026    $27,475   $(221,667)   $(67,067)

Issuance of common stock for all
outstanding shares of SETI Corp.     16,691,205      16,691           --               (912,198)   (895,507)

Cancellation of shares               (7,500,000)     (7,500)          --                             (7,500)

Donated Capital                              --          --           --     19,124                  19,124

Net loss                                     --          --                              (37,876)   (37,876)
                                      ---------    --------     --------    -------     ---------   --------
Balance, December 31, 2002           25,289,704     $25,290     $111,026    $46,599   $(1,171,741) $(988,826)












     See accompanying notes to consolidated condensed financial statements.

                      SHARPS ELIMINATION TECHNOLOGIES INC.
                        (FORMERLY TRAVELSHORTS.COM, INC.)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited )

                                                  Nine Months Ended December 31,
                                                       2002               2001
Cash Flows From Operating Activities
  Net (loss)                                        $(37,876)        $(38,214)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
    Imputed interest                                   7,919            5,648
    Depreciation                                       1,533            1,527
    Value of services and amenities donate
      by a related party                              11,205           14,310
    Change in assets and liabilities:
        Accounts payable and Accrued liabilities      (1,000)          (6,042)
                                                      ------          --------

Net Cash Provided by (Used in) Operating Activities  (18,219)         (22,771)
                                                     --------         --------
Cash Provided by (Used in) Investing Activities
    Cash acquired on acquisition of subsidiary        26,000               --
                                                     --------          -------

Net Cash Provided by (Used in) Investing Activities   26,000               --
                                                     --------          -------
Cash Flows From Financing Activities
  Increase in advances from a related party           18,100           23,750
                                                     -------          -------

Net Cash Provided by (Used in) Financing Activities   18,100           23,750
                                                     -------          -------
Net Increase/Decrease in Cash and Cash Equivalents    25,881             (979)

Cash and Cash Equivalents, beginning of period           398              599
                                                      ------            -----

Cash and Cash Equivalents, end of period             $26,279        $   1,578
                                                     =======        =========
Non-Cash Investing and Financing Activities:

  Issuance of common stock for all outstanding shares of SETI Corp.

  Cash                    $26,000
  Fixed Assets              1,812
  Accounts payable        (30,819)
  Due to related party   (600,000)
  License fee            (300,000)


     See accompanying notes to consolidated condensed financial statements.

                            SHARPS ELIMINATION TECHNOLOGIES INC.
                             (FORMERLY TRAVELSHORTS.COM, INC).

                    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                        (Unaudited)

NOTE 1.     BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates - The Company's financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of deposits at federally insured financial institutions.

Property, Plant and Equipment - Property, plant and equipment are recorded at cost. Computer equipment and video equipment are depreciated on a straight-line basis using an estimated useful life of five years.

Product Development Costs - Product development costs consist of expenses incurred by the Company in the development and creation of its Web Site. Product development costs include compensation and related expenses for programmers, depreciation of computer hardware and other costs incurred in developing features of the service. Product development costs are expensed as incurred.

Long-Lived Assets - In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company records impairment losses on long-lived assets used in operations whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable based on undiscounted cash flows. An impairment is recognized to the extent that the sum of undiscounted estimated future cash flows expected to result from use of the assets is less than the carrying value.

Fair Value of Financial Instruments - The Company's financial instruments include cash and payables which due to the nature and duration of the financial instruments, approximates their fair value.

Stock-Based Compensation - SFAS No. 123, "Accounting for Stock-based Compensation," establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods or services from non-employees in exchange for equity instruments. SFAS 123 also gives the option to account for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," or SFAS 123. The Company elected to follow APB 25 which measures compensation cost for employee stock options as the excess, if any, of the fair market price of the Company's stock at the measurement date over the amount an employee must pay to acquire the Company's stock by exercise of the stock options granted.

Foreign Currency - Exchange gains and losses from holding foreign currencies and having liabilities in foreign currencies are included in the consolidated condensed statements of operations.

Recent Accounting Pronouncements - In June 2001, the FASB approved for issuance SFAS 141, Business Combinations. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the Company's financial position or results of operations.

In June 2001, the FASB approved for issuance SFAS 142, Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. SFAS 142 is effective for the fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15, 2001 if their first quarter financial statements have not been previously issued. The Company does not expect SFAS 142 to have a material effect on the Company's financial position or results of operations.

In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses the financial accounting and reporting obligations and retirement costs related to the retirement of tangible long-lived assets. The Company does not expect that the adoption of SFAS 143 will have a significant impact on its financial position and results of operations.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment of Disposal of Long-Lived Assets, which is effective for the fiscal years beginning after December 15, 2001. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The Company does not expect that the adoption of SFAS 144 will have a significant impact on its financial position and results of operations.

Acquisition - On December 3, 2002 the Company acquired all of the issued and outstanding shares of SETI Corp. ("SETI") in exchange for 16,691,205 shares of the Company's common stock.

SETI (www.needle-ease.com) has an exclusive license to develop, manufacture and sell the Needle-Ease(TM) device. The patented Needle-Ease(TM) device provides both the health care professional and the personal user with a safe, convenient, environmentally friendly and cost-effective method for the elimination of used needles and the prevention of needlestick injuries.

The agreement relating to the acquisition of SETI provided that prior to the closing 7,500,000 shares of the Company's common stock would be returned to the Company and cancelled.

As a result  of the  acquisition  of SETI  and the  cancellation  of the  shares
described  above,  the  Company,   as  of  December  31,  2002,  had  25,289,704
outstanding shares of common stock.

NOTE 2.     BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated condensed balance sheet as of December 31, 2002, and the related statements of operations, stockholders' deficit and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of

America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). These consolidated condensed financial statements should be read in conjunction with the Company's audited consolidated financial statements and the related notes thereto included in the Company's report on Form 10-KSB for the year ended March 31, 2002.

On December 3, 2002 the Company acquired all of the outstanding shares of SETI in exchange for 16,691,205 shares of the Company's common stock. As a result of this transaction, SETI became a wholly-owned subsidiary of the Company. The acquisition of SETI was accounted for by the purchase method of accounting. In applying the purchase method the Company recorded the fair value of the assets ($27,812) and liabilities ($930,819) acquired. The Company did not record any goodwill in connection with the acquisition of SETI. The consolidated condensed financial statements of the Company include the accounts of SETI Corp. from and after December 3, 2002, the date of the acquisition, after elimination of intercompany balances and transactions.

NOTE 3.     GOING CONCERN

The Company has never generated profits, and there is no assurance that, in the future, the Company will be profitable on a quarterly or annual basis. The Company expects to continue to incur operating losses until significant funding can be obtained.

The Company believes that it has sufficient working capital and access to additional capital to sustain operations through June 30, 2003. The Company cannot assure that funds raised in the future will be sufficient to finance the complete cost of its operations. The Company will require additional funds before the Company can achieve positive cash flow from operations. The Company is actively in the process of raising additional capital. The Company cannot assure that additional financing or additional funds will be available when the Company needs them or, if available, on terms acceptable to the Company. If adequate funds are not available, the Company may not be able to continue. Any additional stock or convertible debt financing which the Company obtains, if any, could result in substantial dilution to stockholders. The Company currently does not have any commitments for any revolving credit agreements, lines of credit, short-term loans or long-term loans that could provide additional working capital. Substantial doubt exists regarding the Company's ability to continue as a going concern.

NOTE 4.     DUE TO RELATED PARTY

The amount owing to the President of the Company represents cash advances to the Company and is unsecured, non-interest bearing and due on demand. Imputed interest of $3,174 during the period was charged to operations and treated as donated capital. During the period consulting services of $5,760 and rent of $675, contributed by the former President of the Company, were charged to operations and treated as donated capital.

NOTE 5.     LOANS PAYABLE

The loans are unsecured, non-interest bearing and due on demand. During the period imputed interest of $1,149 was charged to operations and treated as donated capital.

NOTE 6.     LICENSE AGREEMENT

SETI acquired the exclusive rights to the Needle-Ease(TM) technology from Spectrum Meditech Inc. ("Spectrum") by means of an exclusive license dated November 12, 2001. The license covers the technology disclosed in Spectrum's United States Patent #5,551,355 and pending United States Patents, as well as blueprints, drawings, specifications, engineering data, engineering calculations, processes, apparatuses, and parts relating to the Needle-Ease(TM) product. Included as part of the License are the rights to use the Needle-Ease(TM) trademarks and tradenames.

In consideration for the license, SETI agreed to:

     o    Pay Spectrum $300,000 no later than April 30, 2003.

     o Pay Spectrum a royalty of $3.25 for each Needle-Ease(TM) unit sold by SETI or any sublicensee of SETI, provided, however, that SETI, beginning with the year ending April 30, 2004, agreed to pay Spectrum royalties of not less than $100,000 per year.

     o    Issue Spectrum 800,000 shares of SETI's common stock.

In connection with the technology license, SETI also acquired from Spectrum all inventory, work-in-progress, spare parts, raw materials, tools, dies and molds relating to the Needle-Ease(TM) product. In consideration for the transfer of these assets, SETI agreed to assume approximately $486,000 of Spectrum's payables and accrued liabilities as well as Spectrum's employment agreements with Kelly Fielder and two other persons.

NOTE 7.     STOCKHOLDERS' (DEFICIT)

During the three months ended December 31, 2002, the Company issued 16,691,205 shares of common stock to the shareholders of SETI in exchange for all of the outstanding shares of SETI. At the time of the acquisition SETI had assets of $27,812 and liabilities of $930,819. The liabilities consisted of $600,000 owed to Kelly Fielder for advances to the Company, a $300,000 licensing fee owed to a company controlled by Mr. Fielder, and $30,819 owed to various third parties. For financial reporting purposes, the Company made a one time $912,198 charge to Stockholders' Deficit, which represented the difference between the value of the assets acquired and the liabilities assumed in the transaction.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND PLAN OF OPERATION

GENERAL

     The Company was incorporated in Washington on July 6, 1989. On March 17, 2000 the Company changed its name to Travelshorts.com, Inc. Between March of 2000 and 2002 the Company was developing an Internet business that would provide information and 360 degree panoramic photography for hotel clients, chains and Internet travel booking portals. In 2002 the Company was forced to delay the development of its business plan due to a lack of capital.

     On December 3, 2002 the Company acquired all of the outstanding shares of SETI Corp. ("SETI") in exchange for 16,691,205 shares of the Company's common stock.

     In connection with this acquisition, Robert Sawatzki resigned as an officer and director of the Company and was replaced by Kelly Fielder, the President of SETI. Mr. Fielder is now the Company's President and Chief Executive Officer, as well as a director of the Company.

     SETI (www.needle-ease.com) has an exclusive license to develop, manufacture and sell the Needle-Ease(TM) device. The patented Needle-Ease(TM) device provides both the health care professional and the personal user with a safe, convenient, environmentally friendly and cost-effective method for the elimination of used needles and the prevention of needlestick injuries.

     The danger of needlestick injuries lies in the transfer of bloodborne pathogens, including Hepatitis B, Hepatitis C, and HIV. As a result, people accidentally being stuck with a needle are potentially exposed to these serious and fatal infections. The World Health Organization (WHO) estimates the number of needlestick injuries worldwide to be 4 million annually and the National Institute of Occupational Safety and Health (NIOSH) estimates that 600,000 to 800,000 needlestick injuries occur annually in the United States alone. "Though most organizations believe they are doing what is necessary to prevent injuries, needlestick and sharps injuries continue to occur," says Nancy Quick, CSP, CIH, compliance assistance specialist, Occupational Safety and Health Administration
(OSHA). The Needlestick Safety and Prevention Act, passed unanimously by Congress and signed into law on November 6, 2000, recognizes the importance and urgency of dealing with needlestick injuries.

     The Needle-Ease(TM) device is a portable battery-operated incineration system that uses an electric current to disintegrate needles. The resultant temperature of 5,432(degree)F (3,000(degree)C) reduces the steel needle to ashes in a matter of seconds. This ash is free of contamination and the needle is eliminated from the waste stream. The Needle-Ease(TM) device has been approved by the Food and Drug Administration (FDA) as a modified needle destruction device.

     The Agreement relating to the acquisition of SETI provided that prior to the closing 7,500,000 shares of the Company's common stock would be returned to the Company and cancelled.

     As a result of the  acquisition of SETI and the  cancellation of the shares
described  above,  the  Company,   as  of  December  31,  2002,  had  25,289,704
outstanding shares of common stock.

     In December 2002 the Company changed its trade name to "Sharps Elimination Technologies Inc." Although the legal name of the Company is still
"Travelshorts.com,  Inc."  the  Company  now  operates  under  the  name  Sharps

Elimination Technologies, Inc. In the near future the Company plans to call a meeting of its shareholders to approve changing the Company's corporate name to Sharps Elimination Technologies Inc.

     During the twelve months ended December 31, 2002, SETI did not sell any Needle-Ease devices. SETI anticipates that it will begin full-scale marketing its Needle-Ease devices in 2003.

LIQUIDITY AND CAPITAL RESOURCES

     The Company does not have any bank lines of credit, or any other traditional financing arrangements. The Company expects to obtain additional capital through the private sale of the Company's common stock or from borrowings from private lenders or financial institutions. There can be no assurance that the Company will be successful in obtaining any additional capital needed for its operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      Not applicable.

CONTROLS AND PROCEDURES

     Kelly Fielder, the Company's Chief Executive and Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the
"Evaluation Date"); and in his opinion the Company's disclosure controls and procedures ensure that material information relating to the Company, including the Company's consolidated subsidiary, is made known to him by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Fielder there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.

                                     PART II
                                OTHER INFORMATION

Item 2.  Changes in Securities

     During the three months ended December 31, 2002 the Company issued 16,691,205 shares of its common stock in exchange for all of the outstanding shares of SETI Corp.

     The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the sale of these shares.


Item 6.       Exhibits and Reports on Form 8-K

(a)  No exhibits are filed with this report.

(b)  Reports on Form 8-K

     During the quarter ending December 31, 2002 the Company filed the following report on Form 8-K:

      Filing Date             Subject

      December 12, 2002       Acquisition of SETI Corp.

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TRAVELSHORTS.COM, INC.

                              d/b/a

                              SHARPS ELIMINATION TECHNOLOGIES, INC.


Date: February 14, 2003       By:  /s/ Kelly Fielder
                                  ------------------------------
                                Kelly Fielder, President and Principal Financial Officer




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Travelshorts.com, Inc., d/b/a Sharps Elimination Technologies, Inc. (the "Company") on Form 10-QSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kelly Fielder, Chief Executive and Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of the Company.



Date:  February 14, 2003                  /s/ Kelly Fielder
                                          --------------------------
                                          Kelly Fielder
                                          Chief Executive and Financial Officer

                          CERTIFICATION PURSUANT TO THE
                               SARBANES-OXLEY ACT

I, Kelly Fielder, the Chief Executive and Financial Officer of Travelshorts.com, Inc. d/b/a Sharps Elimination Technologies, Inc., certify that:

 1. I have reviewed this quarterly report on Form 10-Q of the Company for the three months ended December 31, 2002;

 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

 4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

 5.     I  have  disclosed,   based  on  my  most  recent  evaluation,  to  the
registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   February 14, 2003            /s/ Kelly Fielder
                                     ------------------------
                                     Kelly Fielder
                                     Chief Executive and Financial Officer