Form 10-K
period 2003-03-31
TRAVELSHORTS COM INC
filed 2003-07-16
CIK 1123844

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2003
                                       OR
( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

Commission File No. 0-31679

                              TRAVELSHORTS.COM, INC.
                              ----------------------
                   (Name of Small Business Issuer in its charter)

                Washington                                  54-0231483
         --------------------------                    --------------------
         (State of incorporation)                        (IRS Employer
                                                       Identification No.)
        707 East 6th Avenue
        Denver, CO                                              80203
   (Address of Principal Executive Office)                     Zip Code

Registrant's telephone number, including Area Code: (303)-506-1633 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                      X
                                     YES             NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues during the year ended March 31, 2003 were $ 0.

The aggregate market value of the voting stock held by non-affiliates of the Company, (18,209,634 shares) based upon the closing price of the Company's common stock on July 15, 2003 was approximately $10,735,000.

Documents incorporated by reference:      None

As of July 15, 2003 the Company had 26,172,410 issued and outstanding shares of common stock.

             CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING NFORMATION

         This report includes "forward-looking statements". All statements other than statements of historical facts included in this Registration Statement, regarding the Company's financial position, business strategy, plans and objectives, are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct.

ITEM 1.  DESCRIPTION OF BUSINESS

      The Company was incorporated in Washington on June 7, 1989 under the name P.L.D.F.E.T., Inc. Between the date of its incorporation and December 3, 2002 the Company was essentially inactive. On December 3, 2002 the Company acquired all of the issued and outstanding shares of SETI Corp. ("SETI") in exchange for 16,691,205 shares of the Company's common stock.

      In connection with this acquisition, Robert Sawatsky resigned as an officer and director of the Company and was replaced by Kelly Fielder, the President of SETI. Mr. Fielder is now the Company's President and Chief Executive Officer, as well as a director of the Company.

      In December 2002 the Company changed its trade name to "Sharps Elimination Technologies Inc." Although the legal name of the Company is still "Travelshorts.com, Inc." the Company now operates under the name "Sharps Elimination Technologoes, Inc. In the near future the Company plans to call a meeting of its shareholders to approve changing the Company's corporate name to Sharps Elimination Technologies Inc.

      Any reference to the Company, unless otherwise indicated, includes the operations of SETI.

      SETI was incorporated in Delaware on September 25, 2001. On November 12, 2001, SETI acquired the exclusive license, subject to a cash payment of $300,000 due on September 1, 2003, to develop, manufacture, and sell Needle-Ease(TM), a device used for the safe disposal of used needles and hypodermic syringes.

      The Needle-Ease(TM) is a battery operated incineration system that destroys a range of needles by passing an electric current through the needle thereby reducing the steel to ashes in a matter of seconds. The electric charge is generated from a rechargeable sealed lead-acid battery. The contact points of the device can be touched directly or with a metal object by the operator or anyone else without the transfer of current (i.e. shock).

The Needle-Ease(TM):

o     is fast, efficient, safe and simple to use;
o     requires minimal maintenance;
o     is portable and rechargeable;
o     is environmentally friendly, and
o electrically disintegrates the needle, in seconds, to ash which is 100% safe.

      The danger of needlestick injuries lies in the transfer of bloodborne diseases as a result of people accidentally being stuck with a used syringe. There are 57 different blood borne pathogens transmitted through a syringe and getting stuck with a used syringe is an occupational hazard for thousands of health care workers whose concerns, worries and fears of contracting diseases, such as Hepatitis and/or HIV are very legitimate. Although special plastic containers, known as sharps containers, are stationed throughout hospitals, medical and dental offices to handle collection before incineration, such containers are not entirely resistant to prevent injury from a needle carelessly inserted into the disposal unit. Cost is another factor with sharps containers which are expensive to dispose of. In addition to health care workers being subjected to health risks, garbage collectors are also exposed to the possibility of needlestick injuries incurred from picking up garbage bags and recycling boxes containing used syringes. Various agencies and regulatory bodies have incorporated guidelines relating to the handling and disposal of syringes but, notwithstanding these regulations, syringes are frequently found in places where they should not be, and, regrettably, often in large quantities.

      The Company presently has two Needle-Ease(TM) models, one for the professional/institutional market (Model 3500P) and the other (Model 2501) primarily for home use by diabetics.

      The 3500P is designed to dispose of needles that attach to a standard syringe. In order to detach these needles from the syringe the needle must be re-capped. The act of recapping a needle is dangerous and prohibited by government regulations. A needlestick injury may result in the transfer of bloodborne diseases and infections from a patient to a third party. The 3500P totally eliminates the steel shaft of the needle from a syringe without recapping the exposed needle point. The 3500P requires a recharge after the disposal of approximately 100 to 250 needles.

      The 2501 home model is somewhat smaller but has the same characteristics as the 3500P. The 2501 requires a recharge after the disposal of approximately 100 to 150 needles.

      A model accommodating larger gauge needles and which will be powered by interior electric current (120 volts A.C.) has been designed for use in hospitals, clinics, and other health care institutions and will be available for distribution later in 2002.

      The 3500P and 2501 have been approved by the FDA's Pre-Market Approval
(PMA) process for Class II medical devices and meet the following safety standards for Laboratory, Measurement and Test Equipment:

1. Canadian Standards Association (CSA) C22.2 No. 1010.1-92 with Attachments 1 and 2
2.       Underwriter's Laboratories UL 3101.1 and UL 3111.1
3.       European Norm (EN) 61010-1 and
4.       International Electrotechnical Commission (IEC) 1010-1 with A1 and A2

      The retail price of the 3500P model varies between $441.45 and $545.00. SETI's 2501 model has a retail price of between $150 and $200. The actual retail price of both models depends upon the number of units purchased.

      The production of the Needle-Ease(TM) units consists of a sub-assembly process during which a number of components are pre-assembled and followed by a final assembly process to produce the finished product. The majority of required components are "off-the shelf" and only a very small number of components need to be custom ordered. Hence lead-times for production are relatively low. The Company is negotiating with a manufacturer in Canada to supply the Company with Needle-Ease(TM) units.

The Professional Market

      Health care workers were expected to use approximately 8.7 billion syringes in the United States in 2001 according to The Theta August 1998 report #850. The growth rate in syringe use is estimated at between 6.8% and 7.3% annually. These workers are employed in hospitals, medical clinics, dental clinics, correctional institutes, public health clinics, and long term care facilities. In addition, workers in veterinary clinics, needle exchange centers, tattoo parlors, police officers, electricians, and cable installers all have regular contact with used needles.

      In the United States, there are 6,600 community hospitals with approximately 1,062,000 beds, 17,176 nursing homes with approximately 1,800,000 beds, and 195,000 private medical practices. In addition, there are 114,000 dental practices, and 45,200 veterinarians in private clinics and 10,180 in public and corporate veterinary facilities.

      Currently, used needles are collected in plastic containers, known as "sharps" containers, that are transported to a central location for incineration In addition to the cost of disposal, employers incur the cost of injuries to health care and sanitation workers in the direct and indirect disposal of sharps. The costs for follow up are reported to be at least $500 per injury.

      The handling of used needles before their disposal creates dangers for medical workers. Recapping needles, the transportation of uncapped needles to sharps containers, and even the disposal of needles can result in accidental needlestick injuries. In addition, sharps containers cannot prevent injuries from needles carelessly inserted into a disposal unit, which also creates dangers for the sanitation workers involved in the collection and the final incineration of used needles at a central facility.

      According to a National Institute of Occupational Safety and Health (NIOSH) Publication in March 1999, approximately 1 million of the 8.8 million health care workers in the United States report a needlestick injury each year. The report also estimates that 66 percent of injuries go unreported hence the actual number of needlestick injuries annually is closer to 3 million. The World Health Organization considers the preceding number to be understated and has expressed an opinion that the actual occurrence is in the region of 4 million cases per year.

      The results of a NIOSH study covering the time period of June 1995 to July 1999 indicate that 43% of needlestick injuries relate to hypodermic and other hollow-bore needles. Of these, 56% relate to disposal, clean-up and handling of the needle after use.

      On the legislative front, seven states have enacted legislation twenty-one states and the District of Columbia have pending legislation in respect to hypodermic needle disposal and needlestick injury prevention in the workplace. It is to be expected that other states will follow.

      In November 2000, President Clinton signed The Needle Safety and Prevention Act which authorizes the federal Occupational Safety & Health Administration to revise the 1991 Bloodborne Pathogens Standard to require the evaluation of new technologies and devices to prevent needlesticks. The revised standards took effect July, 2001. The requirements force health care employers to address the issues involving needlesticks.

The Personal Market

      The major market for personal needle disposal services is the diabetic individual who requires 1-4 insulin injections and several lancets for testing glucose levels daily and others who require self-administered injections. The aging demographic combined with the trend for seniors to remain in their own homes will result in an increasing number of individuals who require self-administered injections.

      According to the Centers for Disease Control and Prevention (CDC) in 1999, there were an estimated 15.7 million diabetics in the United States, with an estimated 798,000 new diabetics annually in 2000 and beyond. It is estimated by the World Health Organization that by 2010 there will be 18.6 million diabetics in the United States.

      Of these, 5-10% are type I diabetics, who all require insulin by injection. The remaining are type II diabetics, of whom 40%, according to the CDC, require insulin injections on a daily basis. As such, as of 1999, an estimated 6.7 million individuals in the United States require daily insulin injections. The average amount spent per person on insulin and glucose testing is US$2,500 per year.

      There is no risk of transfer of bloodborne pathogens from a needlestick following a self-administered injection. However, needlestick injuries incurred in recapping the needles are quite painful and are not uncommon due to the tingling and numbness diabetics can experience in their hands. There is also a risk of accidental needlestick with family, friends, pets and sanitation workers in their community if the used needles are placed with regular household garbage. In this instance, there is the risk of the transfer of bloodborne pathogens. With the anticipated introduction of disposal legislation on hypodermic needles, disposing of needles in the garbage will no longer be possible.

Competition

      In addition to the traditional needle disposal methods (i.e. "Sharps" containers and similar devices), competition exists from other manufacturers of needle incinerators.

>> Sharpx Sharpx is technology owned by Biomedical Disposal Inc. The product has FDA approval. It is a stylish, portable unit, which is currently marketed (website address www.biomedical.com). It sells for $1495. To date, Biomedical Disposal Inc. has expended significant funds in the lobbying of various state OSHA to ensure that pending needle-stick prevention legislation remains technology neutral. The device is inferior since the waste is considered to be a biohazard and there is still enough of a needle remaining that it is classified as a sharp.
>> Needlyzer Needlyser has FDA approval. It is larger and heavier than the Needle-Ease(TM) (13.5"x 5"x 4.75" and nearly 6 pounds). As such, it is not as portable. Its user learning curve is substantially longer and it has complex electronics. It uses a nickel cadmium battery but it does not entirely eliminate the needle and as a result it must have a FDA biohazard warning prominently displayed on its exterior and as a result the residue must be treated as hazardous. It retails at approximately US$900.

>> NIC 1800 The NIC 1800, also FDA approved, is also a much larger machine in both size and weight. The unit is electronically complex and similar in most respects to the Needlyser and retails at approximately US$900.
>> HNI002 The H.N.I. is a portable unit, which weighs 7 1/2 lb. It operates with a rechargeable battery and can incinerate 300 21 gauge needles between charges. It is produced in South Africa and marketed in, among other places, Canada. The product is not FDA approved, and hence is not approved for use in the United States.
>> Etna 497 Needle Burner The Etna is a portable unit that weighs 1.5 lb. It operates on a rechargeable battery and can incinerate 100 needles between charges. It incinerates at a temperature of 1400o C. The product is produced in Italy and is being offered with a range of dental products. It also lacks FDA approval and as such, is not approved for use in the United States.
>> NeedleSAFE/Diabetic Travel Mate The product is marketed under both names and retails for US$69. It is a battery-operated unit that claims to incinerate the majority of the needle, leaving the residual portion sealed. The company selling the product in Canada is out of business, and there has been no response from the United States voicemail service. The Company has obtained a unit for testing. The unit tested resulted in the needles being bent instead of incinerated.

      With its incineration temperature of 5432(0)C, and its size, portability, and rechargeability the Company believes its Needle-Ease(TM) product will be the most effective needle destruction system in the market.

Marketing

      The Company plans to sell its products in the United States, Canada, and a number of foreign countries though a network of distributors, dealers and independent sales representatives. At a later date, the Company may market its products in the UK and Europe.

      The Company plans to advertise in selected publications and attends trade shows to promote sales. At launch, the product will be promoted and sold by independent, commission-based, sales agents. As financing is secured and revenue is generated, full time sales personnel will be retained.

Licence Agreement

      On November 12, 2001, the Company acquired from Spectrum Meditech Inc. ("Spectrum") an exclusive license to the Needle-Ease(TM) technology. The technology includes that disclosed in Spectrum's United States Patent #5,551,355 and pending United States Patents, as well as blueprints, drawings, specifications, engineering data, engineering calculations, processes, apparatuses, and parts relating to the Needle-Ease(TM) product. Included as part of the license are the rights to use the Needle-Ease(TM) trademarks and tradenames.

In consideration for the license, the Company agreed to:

o    Pay Spectrum $300,000 no later than September 1, 2003.

o Pay Spectrum a royalty of $3.25 for each Needle-Ease(TM) unit sold by the Company or any sublicensee of the Company, provided, however, that the Company, beginning with the year ending December 31, 2004, agreed to pay Spectrum royalties of not less than $100,000 per year.

o    Issue to Spectrum 800,000 shares of the Company's common stock.

      The Company may at any time and upon five days notice to Spectrum acquire all rights to the Needle-Ease(TM) technology by paying Spectrum $5,000,000. Upon payment of the $5,000,000 all future royalties otherwise due Spectrum will terminate.

      In connection with the technology license, the Company also acquired from Spectrum all inventory, work-in-progress, spare parts, raw materials, tools, dies and molds relating to the Needle-Ease(TM) product.

      In consideration for the transfer of these assets, the Company agreed to assume approximately $486,000 of Spectrum's payables and accrued liabilities as well as Spectrum's employment agreement with Kelly Fielder. Spectrum is controlled by Mr. Fielder.

Patents and Trademarks

      Certain aspects of the Needle-Ease(TM) technology are protected by U.S. patents (#5,551,355 and #6,326,575), which, together with other proprietary technology, have been licensed to the Company. Currently there are other patents pending worldwide in order to secure the intellectual property for other countries. There is no assurance as to the breadth and degree of protection the patent might afford the Company and disputes may arise between the Company and others as to the scope, validity and ownership rights of the patent. Any defense of the patent could prove costly and time consuming and there can be no assurance that the Company will be in a position, or will deem it advisable, to carry on such a defense. Other businesses may have filed applications for, or may have been issued, patents to technology potentially similar to that of the Company. Also, as far as the Company relies upon unpatented proprietary technology, there is no assurance that others may not acquire or independently develop the same or similar technology. The first patent pertaining to the Needle-Ease(TM) technology (# 5,551,355) will expire in the year 2015. The name "Needle-Ease" is a registered trademark with the U.S. Patent and Trademark Office and has also been licensed to the Company by means of the Licensing Agreement which pertains to the patent.

Product Liability Insurance

      Although the Company has product liability insurance for Needle-Ease(TM), the successful prosecution of a product liability case against the Company could have a materially adverse effect upon its business if the amount of any judgment exceeds the Company's insurance coverage.

Employees

      As of July 15, 2003 the Company had three full time employees and three part time employees.

Potential Acquisition of Sure-Way Systems, Inc.

      In June 2003 the Company agreed to acquire all of the capital stock of Sure-Way Systems, Inc. ("SWS") in exchange for 8,350,000 shares of the Company's common stock. The Company's acquisition of SWS is contingent, among other things, upon the Company receiving gross proceeds of at least $3,400,000 from the sale of its securities no later than October 1, 2003.

      Since 1990 SWS has offered complete medical waste collection, transportation and disposal services including its proprietary needle and syringe sharps disposal system. SWS also offers confidential record shredding, and silver recovery from healthcare and commercial x-ray films, x-ray machines and commercial photography labs.

ITEM 2.  DESCRIPTION OF PROPERTY

      See Item 1.

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

      As of July 15, 2003, there were approximately 30 record owners of the Company's common stock. The Company's common stock is traded on the OTC Bulletin Board under the symbol "SEMT". Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The Company's common stock began trading during the quarter ended September 30, 2001.

            Quarter Ended                    High           Low

            9/30/01                          $0.25          $0.18
           12/31/01                          $1.49          $0.14

         Quarter Ended                       High           Low

            3/31/02                          $0.95          $0.15
            6/30/02                          $0.47          $0.14
            9/30/02                          $0.65          $0.15
           12/31/02                          $0.74          $0.26

            3/31/03                          $1.03          $0.67
            6/30/03                          $1.41          $0.90

      Holders of common stock are entitled to receive dividends as may be declared by the Board of Director and, in the event of liquidation, to share pro rata in any distribution of the Company's assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. The Company has not paid any dividends does not have any current plans to pay any dividends.

      During the three months ended March 31, 2003 the Company sold 290,000 Units at a price of $0.50 per Unit. Each Unit consisted of one share of the Company's common stock and one warrant to purchase one share of the Company's common stock at an exercise price of $0.75 at any time prior to January 1, 2004 and at an exercise price of $1.00 at any time after December 31, 2003. All unexercised warrants will expire on December 31, 2004. The securities sold during this period were not registered under the Securities Act of 1933 but were sold in reliance upon the exemption provided by Section 4(2) of the Act. The securities were acquired for investment purposes only and without a view to distribution. The certificates representing the shares of common stock (comprising a part of the Units) bear a legend stating that the shares may not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act of 1933, or pursuant to an applicable exemption from registration. The securities are "restricted" securities as defined in Rule 144 of the Securities and Exchange Commission.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

      During the twelve months ended December 31, 2002, and the six months ended June 30, 2003, the Company did not sell any Needle-Ease devices. The Company anticipates that it will begin full-scale marketing of its Needle-Ease devices in October 2003.

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

ITEM 7.  FINANCIAL STATEMENTS

      See the financial statements attached to this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
------------------------------------------------------

      Effective February 14, 2003 the Company decided to replace (i.e. "dismissed") Manning Elliot, Chartered Accountants, ("Manning Elliott") with Spicer, Jefferies & Co. ("Spicer") as the Company's independent certified public accountants. Manning Elliott audited the Company's financial statements for the fiscal years ended March 31, 2002 and 2001. The reports of Manning Elliott for these fiscal years did not contain an adverse opinion, or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. However, the reports of Manning Elliott for these fiscal years was qualified with respect to uncertainty as to the Company's ability to continue as a going concern. During the Company's two most recent fiscal years and subsequent interim period ended February 14, 2003 there were no disagreements with Manning Elliott on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Manning Elliott would have caused it to make reference to such disagreements in its reports.

      The change in the Company's auditors was recommended and approved by the board of directors of the Company. The Company does not have an audit committee.

      During the two most recent fiscal years and subsequent interim period ended February 14, 2003, the Company did not consult with Spicer regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

       Name           Age        Position

  Kelly Fielder       34         Chief Executive Officer, Treasurer
                                 and a Director

     Kelly Fielder has been an officer and director of the Company since December 31, 2002 and of SETI since September 25, 2001. Between March 22, 2002. and September 17, 2002 Mr. Fielder was an officer and director of Armagh Group, Inc. Mr. Fielder has been an officer and director of Spectrum Meditech Inc. since 1998. Mr. Fielder is also the President of IRG Services Ltd. ("IRG"), a management consulting business which he formed in 1996.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth in summary form the compensation earned or received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who earned or received in excess of $100,000 during the fiscal years ended March 31, 2001, 2002 and 2003.

                       Annual Compensation            Long Term Compensation
               ----------------------------------   --------------------------
                                                     Re-                  All
                                                   stric-                Other
                                           Other    ted                   Com-
Name and                                 Compen-    Stock    Options     pensa-
 Principal      Fiscal   Salary  Bonus    sation   Awards    Granted      tion
 Position        Year     (1)     (2)       (3)      (4)       (5)        (6)
-----------     ------   ------  -----   -------   ------    -------     ------

Kelly Fielder,   2003  $30,000     --        --        --          --      --
President and
Chief Executive
Officer since
December 2002

Robert Sawatsky, 2003  $    --     --        --        --          --      --
President and    2002  $    --     --        --        --          --      --
Chief Executive  2001   $1,500     --        --        --          --      --
Officer prior to
December 2002

(1)  The dollar value of base salary (cash and non-cash) received or earned.
(2)  The dollar value of bonus (cash and non-cash) received.
(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.
(4) During the period covered by the foregoing table, the shares of restricted stock issued as compensation for services. The table below shows the number of shares of the Company's common stock owned by the officers listed above, and the value of such shares as of March 31, 2003:

         Name                       Shares              Value

         Kelly Fielder            4,900,170          $4,410,153

(5) The shares of common stock to be received upon the exercise of all stock options granted during the period covered by the table
(6) All other compensation received that the Company could not properly report in any other column of the table.

      The Company's Board of Directors may increase the compensation paid to the Company's officers depending upon the results of the Company's future operations.

      The Company has an Employment Agreement with Kelly Fielder. The Employment Agreement provides that the Company will pay Mr. Fielder an annual salary of $120,000 during the twelve months ending September 2004.

      The following shows the amount which the Company expects to pay to its officers during the twelve-month period ending December 31, 2003, and the time which Mr. Fielder plans to devote to the Company's business.

                           Amount Paid During                 Time to be Devoted
                             Twelve Months        Proposed     to the Company's
         Name                Ended 3/31/03      Compensation       Business

         Kelly Fielder         $ 30,000           $120,000           100%

Long Term Incentive Plans - Awards in Last Fiscal Year

      None.

Employee Pension, Profit Sharing or Other Retirement Plans

      The Company does not have a defined benefit, pension plan, profit sharing or other retirement plan, although the Company may adopt one or more of such plans in the future.

Compensation of Directors

      Standard Arrangements. At present, the Company does not pay its directors for attending meetings of the Board of Directors, although the Company may adopt a director compensation policy in the future. The Company has no standard arrangement pursuant to which directors of the Company are compensated for any services provided as a director or for committee participation or special assignments.

      Other Arrangements. During the year ended December 31, 2002, and except as disclosed elsewhere in this registration statement, no director of the Company received any form of compensation from the Company

Stock Option and Bonus Plans

      The Company does not have any stock option or bonus plans.

Options Granted During Fiscal Year Ending March 31, 2003

      None.

Option Exercises and Option Values

      None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table lists the share ownership of the Company's officers and directors of each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding common stock. Except as otherwise indicated, the Company believes that the beneficial owners of the common stock listed below, have sole investment and voting power with respect to such shares.

                                   Number of Shares            Percent of
Name                              Beneficially Owned       Outstanding Shares

Kelly Fielder                           4,900,170                18.7%
Spectrum Meditech Inc. (1)              3,062,606                11.7%

(1) Spectrum Meditech, Inc. is controlled by Kelly Fielder.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The Company acquired its license to the Needle-Ease device from Spectrum Meditech Inc. Kelly Fielder, an officer, director and principal shareholder of the Company, is also an officer, director and principal shareholder of Spectrum Meditech Inc.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exh. #    Description of Exhibit                                Page Number

3.1       Certificate of Incorporation                               *

3.3       Bylaws                                                     *

* Incorporated by referenced to the same exhibit filed with the Company's registration statement on Form 10-SB.

Reports on Form 8-K

   Date Filed       Reason

    2-18-03         Change in auditors
    2-19-03         Letter from former auditors confirming disclosures in 8-K
                    filed on 2-18-03

ITEM 14.  CONTROLS AND PROCEDURES

      Kelly Fielder, the Company's Chief Executive and Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date") and in his opinion the Company's disclosure controls and procedures ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to him by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Fielder there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.

                             TRAVELSHORTS.COM, INC.
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                              PERIOD FROM INCEPTION
                                 (JUNE 7, 1989)
                                TO MARCH 31, 2003

                             TRAVELSHORTS.COM, INC.
                          (A Development Stage Company)

                                TABLE OF CONTENTS


                                                                   Page

Independent Auditors' Reports                                       2-3

Consolidated Balance Sheets                                           4

Consolidated Statements of Operations                                 5

Consolidated Statements of Changes in Shareholders'               6 - 7
Deficit

Consolidated Statements of Cash Flows                                 8

Notes to Consolidated Financial Statements                       9 - 13

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors
Travelshorts.com, Inc. and Subsidiary
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Travelshorts.com, Inc. and Subsidiary (a Company in the Development Stage) as of March 31, 2003, and the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for the year then ended and the amounts for the year ended March 31, 2003 included in the cumulative amounts for the period from inception (June 7, 1989) through March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Travelshorts.com, Inc. as of March 31, 2002 were audited by other auditors, whose report was dated May 3, 2002. Those statements included an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Travelshorts.com, Inc. and Subsidiary (a Company in the Development Stage) as of March 31, 2003, and the results of their operations and their cash flows for the year then ended and the amounts for the year ended March 31, 2003 included in the cumulative amounts for the period from inception (June 7, 1989) through March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                        /s/ SPICER, JEFFRIES & CO.


Denver, Colorado
July 11, 2003

                             TRAVELSHORTS.COM, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS


                                                         March 31,     March 31,
                                                           2003          2002
                                                           ----          ----
                        ASSETS

CURRENT ASSETS:
  Cash                                                 $  15, 412     $    398


OTHER ASSETS:
Property and equipment                                          -        6,130
License, net of accumulated amortization of $5,536
(Note 2)                                                  269,428            -
                                                       ----------    ---------
               TOTAL ASSETS                            $  284,840    $   6,528

         LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses
  Due to related parties  (Note 4)                     $   39,399    $   1,500
  Loans payable (Note 4)                                  973,891       51,845
        Total current liabilities                               -       20,250
                                                       ----------    ---------
SHAREHOLDERS' DEFICIT (Note 3):                         1,013,290       73,595
                                                       ----------    ---------
  Common stock, $.001 par value, 50,000,000 shares
   authorized, 25,579,705 and 16,098,500 shares
   issued and outstanding, respectively                    25,580       16,099
  Additional paid-in capital                              323,520      138,501
  Deficit accumulated during the development stage     (1,077,550)    (221,667)
                                                       ----------    ---------
        Total shareholders'deficit                       (728,450)     (67,067)
                                                       ----------    ---------

     TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT       $  284,840    $   6,528
                                                       ==========    =========


The accompanying notes are an integral part of these statements.

                             TRAVELSHORTS.COM, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                            Period From
                                                                             Inception
                                                   Year Ended   Year Ended    (June 7,
                                                   March 31,    March 31,      1989)
                                                      2003         2002     To March 31,
                                                      ----         ----        2003
                                                                               ----

REVENUE                                          $      --     $   2,731    $    2,731
                                                 ---------     ---------    ----------

EXPENSES:

 Salaries
 Product development                                30,000            -       30,000
 Accounting and legal                               10,000        6,691       53,963
 Consulting                                         30,670       12,656       82,144
 Investor relations                                 20,337        1,470       73,738
 General and administrative                         32,000            -       32,000
 Imputed interest (Note 4)                          46,475        5,189       94,560
 Value of services donated by a related party       14,269        8,395       22,664
(Note 4)                                            10,790       17,280       28,070
 Value of rent donated by a related party (Note 4)   1,125        1,800        2,925
                                                    ------       ------       ------

     Total expenses                                195,666       53,481      420,064
                                                   -------       ------      -------

NET LOSS                                        $ (195,666)  $  (50,750)  $ (417,333)
                                                ==========   ==========   ==========

BASIC AND DILUTED LOSS PER COMMON SHARE:

    Net loss per common share                   $    (0.01)  $        *
                                                ==========   ==========
WEIGHTED AVERAGE SHARES OUTSTANDING             25,340,538   25,317,205
                                                ==========   ==========



*  less than $0.01 per share

                             TRAVELSHORTS.COM, INC.
                          (A Development Stage Company)

            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT


                                                                                     Deficit
                                                                                   Accumulated
                                                            Common     Additional  During the
                                                Common       Stock      Paid-In    Development
                                                Shares      Amount      Capital       Stage

BALANCES, at inception (June 7, 1989)                 -    $      -    $       -    $      -

Stock issued for services at
$.0003                                        7,500,000       7,500       (5 000)          -

Net loss for the period from
 inception to March 31, 1997                          -           -            -      (2,500)
                                              ---------    --------     --------    --------

BALANCES, March 31, 1997                      7,500,000       7,500       (5,000)     (2,500)

Sale of common stock for cash at
$.007                                         8,370,000       8,370       51,630           -

Net loss                                              -           -            -     (52,100)
                                              ---------    --------     --------    --------

BALANCES, March 31, 1998                     15,870,000      15,870       46,630     (54,600)

Sale of common stock for cash at
$.045                                           258,000         258       11,242           -

Net loss                                              -           -            -     (21,400)
                                             ----------    --------     --------    --------

BALANCES, March 31, 1999                     16,128,000      16,128       57,872     (76,000)

Sale of common stock for cash at
$.167                                           219,000         219       36,281           -

Net loss                                              -           -            -     (12,471)
                                             ----------    --------     --------   ----------

BALANCES, March 31, 2000                     16,347,000      16,347       94,153     (88,471)


Sale of common stock for cash at                 98,500          99       18,526           -
$.189

Stock cancelled and returned                   (300,000)       (300)      (1,700)          -

Net loss                                              -           -            -     (82,446)
                                             ----------    --------    ---------  ----------

BALANCES, March 31, 2001                     16,145,500      16,146      110,979    (170,917)

Stock cancelled and returned                   (102,000)       (102)         102           -

Stock reissued                                   55,000          55          (55)          -

Donated capital (Note 4)                              -           -       27,475           -

Net loss                                              -           -            -     (50,750)
                                             ----------    --------   ----------  ----------

BALANCES, March 31, 2002                     16,098,500      16,099      138,501    (221,667)


                             TRAVELSHORTS.COM, INC.
                          (A Development Stage Company)

            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                                   (Continued)


                                                                                     Deficit
                                                                                   Accumulated
                                                            Common     Additional  During the
                                                Common       Stock      Paid-In    Development
                                                Shares      Amount      Capital       Stage

BALANCES, March 31, 2002                      16,098,500  $  16,099   $  138,501  $ (221,667)

 Acquisition of SETI                          16,691,205     16,691            -    (660,217)

  Cancellation of shares                      (7,500,000)    (7,500)           -           -

  Issuance of shares in private
  placement at $0.50 per share                   290,000        290      144,710           -

  Offering costs                                       -          -       (6,000)          -

  Forgiveness of debt (Note 4)                         -          -       20,250           -

  Net loss                                             -          -            -    (195,666)

  Donated capital (Note 4)                             -          -       26,059           -
                                              ----------  ---------     --------  ----------

BALANCES, March 31, 2003                      25,579,705 $   25,580   $  323,520 $(1,077,550)
                                              ========== ==========   ========== ===========


                             TRAVELSHORTS.COM, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Period From
                                                                                 Inception
                                                  Year Ended   Year Ended        (June 7,
                                                  March 31,    March 31,          1989)
                                                     2003         2002          To March 31,
                                                     ----         ----             2003
CASH FLOWS FROM OPERATING ACTIVITIES:                                              ----


  Net loss                                       $  (195,666)  $  (50,750)   $  (417,333)
  Adjustments to reconcile net loss to net cash
used in operating activities:                         14,269        8,395         22,664
     Imputed interest                                  7,069        2,041         11,151
     Depreciation and amortization                     4,597            -          4,597
     Loss on disposal of assets                       11,915       19,080         30,995
     Value of services and amenities donated by
      a related party                                 37,899       (5,242)        39,399
                                                      ------       ------         ------
     Increase (decrease) in accounts payable
      and accrued expenses                          (119,917)     (26,476)      (308,527)
                                                    ---------     --------      ---------
               Net cash used in operating
               activities

CASH FLOWS FROM INVESTING ACTIVITIES:                      -            -        (10,212)
  Purchase of property and equipment                 --------      --------      ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan proceeds                                            -            -         20,250
  Issuance of common stock and donated capital       139 000            -        266,125
  Increase in due to (from) related party             (4,069)      26,275         32,762
                                                    ---------     --------      --------

 Net cash provided by financing activities           134,931       26,275        319,137
                                                     -------       ------       --------

NET INCREASE (DECREASE) IN CASH                       15,014         (201)           398

CASH, beginning of period                                398          599              -
                                                     -------       ------        -------

CASH, end of period                              $    15,412      $   398      $     398
                                                  ===========     =======      ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
   Forgiveness of debt with settlement from
    shareholder                                  $    20,250     $      -      $  20,250
                                                 ===========     ========       ========
   Acquisition of licensing agreement with
    assumption of liabilities                    $    274,964    $      -      $ 274,964
                                                 ============
          Licensing agreement acquired           $    918,490    $      -      $ 918,490
                                                 ============    ========      ==========
Liabilities assumed




                             TRAVELSHORTS.COM, INC.
                          (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization, Business and Going Concern

The  Company  was  incorporated  in  Washington  on June 7, 1989  under the name
P.L.D.F.E.T., Inc. On March 17, 2000, the Company changed its name to Travelshorts.com, Inc. The Company is currently in the development stage.

On December 3, 2002 the Company acquired all of the issued and outstanding shares of Sharps Elimination Technologies Inc. ("SETI") in exchange for 16,691,205 newly issued shares of the Company's common stock. Prior to the acquisition, the Company was in the development stage, had no operations and was considered a public shell. SETI was also a development stage company with no operations, but having a licensing agreement for certain patented technology (see Note 2). Accordingly, since SETI is not considered a business, the transaction is not a business combination. Instead, the transaction is accounted for as a recapitalization of the public shell and the issuance of stock by the Company for the assets and liabilities of SETI. The value of the net assets of SETI is the same as their historical book value, which included the licensing agreement of $274,964 and liabilities assumed of $918,490. In addition, as part of the acquisition, the former president returned 7,500,000 shares of the Company's common stock to the Company and these shares were subsequently cancelled.

The accompanying financial statements include the historical accounts of Travelshorts.com, Inc. and the accounts of SETI since the December 3, 2002 (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company has incurred losses since inception that raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to emerge from the development stage with respect to its planned principal business activity, attaining profitable operations and raising additional debt and/or equity financing to fund its operations. Management's plan in this regard is to raise additional funding through a private offering and bring its product to market. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company discontinue operations.

Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and consisted of computer and video equipment. These assets were depreciated on a straight-line basis using an estimated useful life of five years. Accumulated depreciation was $4,082 at March 31, 2002. These assets were written off in connection with the acquisition of SETI.

Product Development Costs

Product development costs are expensed as incurred.

Advertising

Advertising costs are expensed as incurred.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset.

                             TRAVELSHORTS.COM, INC.
                          (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE  1  -  ORGANIZATION,   OPERATIONS  AND  SIGNIFICANT   ACCOUNTING   POLICIES
(continued)

License Agreement

The license agreement is being amortized on a straight-line basis over the life of the license agreement, which expires in 2015.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management believes that the estimates utilized in the preparation of the consolidated financial statements are prudent and reasonable. Actual results could differ from these estimates.

Fair Value of Financial Instruments

Substantially all of the Company's assets and liabilities are carried at fair value or contracted amounts that approximate fair value. Estimates of fair value are made at a specific point in time, based on relative market information and information about the financial instrument, specifically, the value of the underlying financial instrument. Assets consist of cash that is recorded at fair value, and the license agreement, which is carried at the contracted amount. Similarly, the Company's liabilities consist of short term liabilities recorded at contracted amounts that approximate fair value.

Net Loss Per Share of Common Stock

Net loss per share of common stock is based on the weighted average number of shares of common stock outstanding. Common stock equivalents are not included in the weighted average as their effect would be anit-dilutive.

Recent Accounting Pronouncements

On March 31, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets", which requires the discontinuance of goodwill amortization and that it be assessed for impairment on an annual basis or more frequently if impairment indicators exist. The adoption of SFAS 142 did not have any effect on the Company's financial position, results of operations or cash flows as the Company has no recorded goodwill.

On March 31, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144"). SFAS 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," and elements of APB 30, "Reporting the Results of Operations--Reporting the Effects on Disposal of a Segment of a Business and Extraordinary, Unusual or Infrequently Occurring Events and Transactions." SFAS 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. The adoption did not affect the Company's financial position or results of operations.

                             TRAVELSHORTS.COM, INC.
                          (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE  1  -  ORGANIZATION,   OPERATIONS  AND  SIGNIFICANT   ACCOUNTING   POLICIES
(continued)

Recent Accounting Pronouncements (cont'd)

In April 2002, Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of this statement did not impact the Company's financial position, results of operations or cash flows.

Recent Accounting Pronouncements (continued)

In June 2002, Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("SFAS 146") was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective as of January 1, 2003. Under SFAS 146, companies will record the fair value of exit or disposal costs when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of SFAS 146 did not impact the Company's financial position, results of operations or cash flows.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others," ("FIN 45"). FIN 45 requires the Company to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in the issuance of the guarantee. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements effective for the year ending March 31, 2003 expand the disclosures required by a guarantor about its obligations under a guarantee. The adoption of the disclosure requirements of this statement did not impact the Company's financial position, results of operations or cash flows.

In December 2002, Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure," ("SFAS 148") was issued. SFAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The adoption of the disclosure requirements of this statement did not impact the Company's financial position, results of operations or cash flows.

In December 2002, the Emerging Issues Task Force issued a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" (EITF 00-21). EITF 00-21 mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for as separate units of accounting.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46"). The interpretation provides guidance for determining when a primary beneficiary should consolidate a variable interest entity, or equivalent structure, that functions to support the activities of the primary beneficiary. The interpretation is effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2003 for variable interest entities created before February 1, 2003. The adoption of this statement is not expected to impact the Company's financial position, results of operations or cash flows.

                             TRAVELSHORTS.COM, INC.
                          (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2 -    LICENSE AGREEMENT

On November 12, 2001, SETI acquired from Spectrum Meditech Inc. ("Spectrum"), an entity related to SETI, an exclusive license to the Needle-Ease(TM) technology. The technology includes that disclosed in the patent held by Spectrum, as well as blueprints, drawings, specifications, engineering data, engineering calculations, processes, apparatuses, and parts relating to the Needle-Ease(TM) product. Included as part of the license are the rights to use the Needle-Ease(TM) trademarks and tradenames.

In consideration for the license, SETI agreed to:

o Pay Spectrum $300,000 no later than September 1, 2003.

o Pay Spectrum a royalty of $3.25 for each Needle-Ease(TM) unit sold by SETI or any sublicensee of the Company, provided, however, that SETI, beginning with the year ending December 31, 2004, agreed to pay Spectrum royalties of not less than $100,000 per year.

o Issue to Spectrum 800,000 shares of SETI's common stock.

The Company, through its acquisition of the license agreement from SETI, may at any time and upon five days notice to Spectrum acquire all rights to the Needle-Ease(TM) technology by paying Spectrum $5,000,000. Upon payment of the $5,000,000 all future royalties otherwise due Spectrum will terminate.

NOTE 3 -    SHAREHOLDERS' EQUITY

In 1989, the Company issued 7,500,000 shares of common stock to its founders for services rendered valued at $2,500.

The Company has sold the following shares of common stock since inception: year ended March 31, 1998, 8,370,000 shares for proceeds of $60,000; year ended March 31, 1999, 258,000 shares for proceeds of $11,500; year ended March 31, 2000, 219,000 shares for proceeds of $36,500; year ended March 31, 2001, 98,500 shares for proceeds of $18,625.

In January 2003, the Company began conducting a private offering of 5,000,000 units for $0.50 per unit. Each unit consists of one share of the Company's common stock and one warrant to purchase one share of the Company's common stock at an exercise price of $0.75 any time prior to January 1, 2004 and at an exercise price of $1.00 at any time after December 31, 2003. The warrants expire December 31, 2004. From December 2002 through March 31, 2003, the Company sold 290,000 units for proceeds of $139,000, net of offering costs of $6,000.


NOTE 4 - RELATED PARTY TRANSACTIONS

As of March 31, 2002, the former President of the Company had advanced the Company a total of $51,845. Prior to the acquisition of SETI, these advances increased to $60,845. These advances were unsecured, non-interest bearing and due on demand. During the years ended March 31, 2003 and 2002, respectively, imputed interest of $5,875 and $5,328 was charged to operations with a corresponding credit to additional paid-in capital. In connection with the acquisition of SETI, these amounts were assigned to the new President of the Company. During the years ended March 31, 2003 and 2002, respectively, consulting services of $10,790 and $17,280 and rent of $1,125 and $1,800, contributed by the former president, were charged to operations with a corresponding credit to additional paid-in capital.

                             TRAVELSHORTS.COM, INC.
                          (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 4 - RELATED PARTY TRANSACTIONS (continued)

Loans payable to shareholders in the amount of $20,250 were unsecured, non-interest bearing and due on demand. During the years ended March 31, 2003 and 2002, respectively, imputed interest of $2,044 and $3,067 was charged to operations with a corresponding credit to additional paid-in capital. In connection with the acquisition of SETI, the loans were forgiven by the shareholders, and the amount was charged to additional paid-in capital.

The Company has an employment agreement with its president providing for an annual salary of $120,000. Pursuant to this agreement, as of March 31, 2003, $30,000 has been accrued and charged to operations. As of March 31, 2003, the Company's president is owed $673,891 relating to amounts assumed by the Company at the acquisition of SETI and subsequent advances made to the Company. These amounts have no due date and are non-interest bearing. During the year ended March 31, 2003, interest of $6,350 has been imputed at prime plus 1% and charged to operations with a corresponding credit to additional paid-in capital.

NOTE 5 -    INCOME TAXES

At March 31, 2003, the Company had an unused net operating loss carryforward of approximately $414,000 for income tax purposes, which expires through 2023. However, the ability to utilize such losses to offset future taxable income is subject to various limitations imposed by the rules and regulations of the Internal Revenue Service. This net operating loss carryforward may result in future income tax benefits of approximately $141,000; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets as of March 31, 2003 and 2002 are as follows:


                                                   2003         2002

       Deferred tax liabilities                   $       -    $        -
                                                  =========    ==========

       Deferred tax assets:
         Net operating loss carryforwards      $    141,000    $   74,000
         Valuation  allowance for deferred tax
       assets                                      (141,000)      (74,000)
                                                   --------     ----------
                                                  $       -             -
                                                  =========     ==========

The valuation allowance for deferred tax assets was increased by $67,000 and $17,000 during 2003 and 2002.


NOTE 6 -    SUBSEQUENT EVENT (unaudited)

In June 2003 the Company agreed to acquire all of the capital stock of Sure-Way Systems, Inc. ("SWS") in exchange for 8,350,000 shares of the Company's common stock. The Company's acquisition of SWS is contingent, among other things, upon the Company receiving gross proceeds of at least $34,000,000 from the sale of its securities no later than October 1, 2003.

SWS offers complete medical waste collection, transportation and disposal services including its proprietary needle and syringe sharps disposal system. SWS also offers confidential record shredding, and silver recovery from healthcare and commercial x-ray films, x-ray machines and commercial photography labs.

                                   SIGNATURES

    In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of July 2003.

                                  TRAVELSHORTS.COM, INC., d/b/a SHARPS
                                     ELIMINATION TECHNOLOGIES, INC.


                                  By   /s/ Kelly Fielder
                                      ----------------------------------------
                                          Kelly Fielder, Chief Executive and
                                       Financial Officer


    Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                     Title                    Date

/s/ Kelly Fielder
Kelly Fielder                       Director             July 15, 2003


                                  CERTIFICATION

      In connection with the Annual Report of Travelshorts.com, Inc. (the "Company") on Form 10-KSB for the year ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Kelly Fielder, the Chief Executive and Financial Officer of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

Date:  July 15, 2003
                                 By:  /s/ Kelly Fielder
                                    Kelly Fielder, Chief Executive and
                                          Financial Officer

                          CERTIFICATION PURSUANT TO THE
                               SARBANES-OXLEY ACT

     I, Kelly Fielder, the Chief Executive Officer of Travelshorts.com, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Travelshorts.com, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: July 15, 2003                 By:  /s/ Kelly Fielder
                                         -------------------------
                                       Kelly Fielder, Chief Executive Officer

                          CERTIFICATION PURSUANT TO THE
                               SARBANES-OXLEY ACT

I, Kelly Fielder, the Chief Financial Officer of Travelshorts.com, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Travelshorts.com, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: July 15, 2003                 By:  /s/ Kelly Fielder
                                         -------------------------
                                       Kelly Fielder, Chief Executive Officer