Form 10KSB/A
period 2003-03-31
TRAVELSHORTS COM INC
filed 2003-07-30
CIK 1123844

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
(Mark One)

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

          CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

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

ITEM 1.  DESCRIPTION OF BUSINESS

      The Company was incorporated in Washington on June 7, 1989 under the name P.L.D.F.E.T., Inc. On November 17, 2000 the Company changed its name from P.L.D.F.E.T. to Travelshorts.com, Inc. Between the date of its incorporation and December 3, 2002 the Company was essentially inactive. On December 3, 2002 the Company acquired all of the issued and outstanding shares of SETI Corp. ("SETI") in exchange for 16,691,205 shares of the Company's common stock.

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

The Needle-Ease(TM):

is fast, efficient, safe and simple to use;
requires minimal maintenance;
is portable and rechargeable;
is environmentally friendly, and
electrically disintegrates the needle, in seconds, to ash which is 100% safe.

      The danger of needlestick injuries lies in the transfer of bloodborne diseases as a result of people accidentally being stuck with a used syringe. There are 57 different blood borne pathogens transmitted through a syringe and getting stuck with a used syringe is an occupational hazard for thousands of health care workers whose concerns, worries and fears of contracting diseases, such as Hepatitis and/or HIV are very legitimate. Although special plastic containers, known as sharps containers, are stationed throughout hospitals, medical and dental offices to handle collection before incineration, such containers are not entirely resistant to prevent injury from a needle carelessly inserted into the disposal unit. Cost is another factor with sharps containers which are expensive to dispose of. In addition to health care workers being subjected to health risks, garbage collectors are also exposed to the possibility of needlestick injuries incurred from picking up garbage bags and recycling boxes containing used syringes. Various agencies and regulatory bodies have incorporated guidelines relating to the handling and disposal of syringes. However, and despite these regulations, syringes are frequently found in places where they should not be, and, regrettably often in large quantities.

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

The Professional Market

      Health care workers were expected to use approximately 8.7 billion syringes in the United States in 2001 according to "The Theta" August 1998 report #850. The growth rate in syringe use is estimated at between 6.8% and 7.3% annually. These workers are employed in hospitals, medical clinics, dental clinics, correctional institutes, public health clinics, and long term care facilities. In addition, workers in veterinary clinics, needle exchange centers, tattoo parlors, police officers, electricians, and cable installers all have regular contact with used needles.

      In the United States, there are 6,600 community hospitals with approximately 1,062,000 beds, 17,176 nursing homes with approximately 1,800,000 beds, and 195,000 private medical practices. In addition, there are 114,000 dental practices, 45,200 veterinarians in private clinics and 10,180 in public and corporate veterinary facilities.

      Currently, used needles are collected in "sharps" containers, that are transported to a central location for incineration In addition to the cost of disposal, employers incur the cost of injuries to health care and sanitation workers in the direct and indirect disposal of sharps. The costs for follow up are reported to be at least $500 per injury.

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

      On the legislative front, seven states have enacted legislation and twenty-one states and the District of Columbia have pending legislation in respect to hypodermic needle disposal and needlestick injury prevention in the workplace. It is anticipated that other states will follow.

      In November 2000, former President Clinton signed The Needle Safety and Prevention Act which authorizes the federal Occupational Safety & Health Administration to revise the 1991 Bloodborne Pathogens Standard to require the evaluation of new technologies and devices to prevent needlesticks. The revised standards took effect July, 2001. The requirements force health care employers to address the issues involving needlesticks.

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

>> Sharpx. Sharpx is technology owned by Biomedical Disposal Inc. The product has FDA approval. It is a stylish, portable unit, which is currently marketed (website address www.biomedical.com). It sells for $1,495. To date, Biomedical Disposal Inc. has expended significant funds in the lobbying of various state OSHA to ensure that pending needle-stick prevention legislation remains technology neutral. The device is inferior since the waste is considered to be a biohazard and there is still enough of a needle remaining that it is classified as a sharp.
>> Needlyzer. Needlyser has FDA approval. It is larger and heavier than the Needle-Ease(TM) (13.5"x 5"x 4.75" and nearly 6 pounds). As such, it is not as portable. It has a longer learning curve for users and is substantially longer with complex electronics. It uses a nickel cadmium battery but it does not entirely eliminate the needle and as a result it must have a FDA biohazard warning prominently displayed on its exterior and as a result the residue must be treated as hazardous. It retails at approximately US$900.

>> NIC 1800. The NIC 1800, also FDA approved, is also a much larger machine in both size and weight. The unit is electronically complex and similar in most respects to the Needlyser and retails at approximately US$900.
>> HNI002. The H.N.I. is a portable unit, which weighs 7 1/2 lb. It operates with a rechargeable battery and can incinerate 300 twenty-one gauge needles between charges. It is produced in South Africa and marketed in, among other places, Canada. The product is not FDA approved for use in the United States.
>> Etna 497 Needle Burner. The Etna is a portable unit that weighs 1.5 lb. It operates on a rechargeable battery and can incinerate 100 needles between charges. It incinerates at a temperature of 1400o C. The product is produced in Italy and is being offered with a range of dental products. It also lacks FDA approval for use in the United States.
>> NeedleSAFE/Diabetic Travel Mate. The product is marketed under both names and retails for US$69. It is a battery-operated unit that claims to incinerate the majority of the needle, leaving the residual portion sealed. The company selling the product in Canada is out of business, and there has been no response from the United States voicemail service. The Company has obtained a unit for testing. The unit tested resulted in the needles being bent instead of incinerated.

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

In consideration for the license, the Company agreed to:

o    Pay Spectrum $300,000 no later than September 1, 2003.

o Pay Spectrum a royalty of $3.25 for each Needle-Ease(TM) unit sold by the Company or any sublicensee of the Company, provided that the Company, beginning with the year ending December 31, 2004, agreed to pay Spectrum royalties of not less than $100,000 per year.

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

         Quarter Ended                       High           Low

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

                        Annual Compensation           Long Term Compensation
                    -----------------------------------------------------------
                                                    Re-                  All
                                                   stric-               Other
                                          Other    ted                   Com-
Name and                                  Compen-  Stock    Options     pensa-
 Principal      Fiscal   Salary  Bonus    sation  Awards    Granted      tion
 Position        Year     (1)     (2)      (3)      (4)       (5)        (6)
-----------     -----    ------  -----    ------  ------    -------    --------

Kelly Fielder,   2003  $30,000     --        --        --          --      --
President and
Chief Executive
Officer since
December 2002

Robert Sawatsky, 2003  $    --     --        --        --          --      --
President and    2002  $    --     --        --        --          --      --
Chief Executive  2001   $1,500     --        --        --          --      --
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



                                        /s/ SPICER, JEFFRIES & CO.


Denver, Colorado
July 11, 2003

                          Independent Auditors' Report


To the Stockholders and Board of Directors of Travelshorts.com, Inc.
(A Development Stage Company)


We have audited the accompanying balance sheet of Travelshorts.com, Inc. (A Development Stage Company) as of March 31, 2002 and the related statements of operations, stockholders' deficit and cash flows for the period from June 7, 1989 (Date of Inception) to March 31, 2002, and the year ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Travelshorts.com, Inc. (A Development Stage Company), as of March 31, 2002, and the results of its operations and its cash flows for the period from June 7, 1989 (Date of Inception) to March 31, 2002, and the year ended March 31, 2002 in conformity with U.S. generally accepted accounting principles.

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


"Manning Elliott"


CHARTERED ACCOUNTANTS
Vancouver, Canada
May 3, 2002

                             TRAVELSHORTS.COM, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS


                                                        March 31,    March 31,
                                                          2003          2002
                                                          ----          ----
                        ASSETS

CURRENT ASSETS:
  Cash                                                 $   15 412   $     398


OTHER ASSETS:
Property and equipment                                          -       6 130
License, net of accumulated amortization of $5,536
(Note 2)                                                  269 428           -
                                                          -------       -----
               TOTAL ASSETS                            $  284 840   $   6 528
                                                          =======     =======

         LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:

  Accounts payable and accrued expenses
  Due to related parties  (Note 4)
  Loans payable (Note 4)                             $     39 399   $   1 500
        Total current liabilities                         973 891      51 845

SHAREHOLDERS' DEFICIT (Note 3):                                 -      20 250
                                                         --------    --------
                                                        1 013 290      73 595
                                                        ---------    --------
  Common stock, $.001 par value, 50,000,000 shares
authorized, 25,579,705 and 16,098,500 shares issued and
outstanding, respectively                                  25 580      16 099
  Additional paid-in capital                              323 520     138 501
  Deficit accumulated during the development stage     (1 077 550)   (221 667)
                                                       ----------   ---------
        Total shareholders'deficit                       (728 450)    (67 067)
                                                       ----------   ---------

          TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT  $  284 840   $   6 528
                                                       ==========   =========




The accompanying notes are an integral part of these statements.

                             TRAVELSHORTS.COM, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                            Period From
                                                                             Inception
                                                   Year Ended   Year Ended    (June 7,
                                                   March 31,    March 31,      1989)
                                                      2003         2002     To March 31,
                                                      ----         ----        2003
                                                                               ----

REVENUE                                           $       --   $    2 731   $    2 731
                                                  ----------   ----------   ----------
EXPENSES:

 Salaries                                             30 000            -       30 000
 Product development                                  10 000        6 691       53 963
 Accounting and legal                                 30 670       12 656       82 144
 Consulting                                           20 337        1 470       73 738
 Investor relations                                   32 000            -       32 000
 General and administrative                           46 475        5 189       94 560
 Imputed interest (Note 4)                            14 269        8 395       22 664
 Value of services donated by a related party
(Note 4)                                              10 790       17 280       28 070
 Value of rent donated by a related party (Note 4)     1 125        1 800        2 925
                                                      ------       ------       ------

     Total expenses                                  195 666       53 481      420 064
                                                     -------       ------      -------
NET LOSS                                       $   (195 666) $   (50 750)   $ (417 333)
                                                  ==========    =========   ==========

BASIC AND DILUTED LOSS PER COMMON SHARE:

    Net loss per common share                  $     (0.01)         *
                                                 ==========     =========
WEIGHTED AVERAGE SHARES OUTSTANDING              25 340 538   25 317 205
                                                 ==========   ==========



*  less than $0.01 per share


The accompanying notes are an integral part of these statements.

                             TRAVELSHORTS.COM, INC.
                          (A Development Stage Company)

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT


                                                                            Deficit
                                                                          Accumulated
                                                   Common     Additional  During the
                                       Common       Stock      Paid-In    Development
                                       Shares      Amount      Capital       Stage

BALANCES, at inception (June 7,             -    $      -    $       -    $        -
1989)

Stock issued for services at
$.0003                              7 500 000       7 500       (5 000)            -

Net loss for the period from
inception  to March 31, 1997                -           -            -        (2 500)
                                    ---------    --------    ---------    ----------



BALANCES, March 31, 1997            7 500 000       7 500       (5 000)       (2 500)


Sale of common stock for cash at
$.007                               8 370 000       8 370       51 630             -

  Net loss                                  -           -            -       (52 100)
                                    ---------    --------    ---------    ----------



BALANCES, March 31, 1998           15 870 000      15 870       46 630       (54 600)



Sale of common stock for cash at
$.045                                 258 000         258       11 242             -

  Net loss                                  -           -            -       (21 400)
                                    ---------    --------    ---------    ----------

BALANCES, March 31, 1999           16 128 000      16 128       57 872       (76 000)

Sale of common stock for cash at
$.167                                 219 000         219       36 281             -

  Net loss                                  -           -            -       (12 471)
                                    ---------    --------    ---------    ----------

BALANCES, March 31, 2000           16 347 000     16 347        94 153      (88 471)

Sale of common stock for cash at
$.189                                  98 500         99        18 526            -

Stock cancelled and returned         (300 000)      (300)       (1 700)           -

  Net loss                                  -          -             -       (82 446)
                                    ---------    --------    ---------    ----------

BALANCES, March 31, 2001           16 145 500      16 146      110 979     (170 917)

  Stock cancelled and returned       (102 000)       (102)         102            -

  Stock reissued                       55 000          55          (55)           -

  Donated capital (Note 4)                  -           -       27 475            -

  Net loss                                  -           -            -      (50 750)
                                    ---------    --------    ---------    ----------

BALANCES, March 31, 2002           16 098 500      16 099      138 501     (221 667)






                             TRAVELSHORTS.COM, INC.
                          (A Development Stage Company)

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                                   (Continued)


                                                                            Deficit
                                                                          Accumulated
                                                   Common     Additional  During the
                                       Common       Stock      Paid-In    Development
                                       Shares      Amount      Capital       Stage

BALANCES, March 31, 2002              16 098 500  $   16 099 $    138 501  $ (221 667)

 Acquisition of SETI                  16 691 205      16 691            -    (660 217)

  Cancellation of shares              (7 500 000)     (7 500)           -            -

  Issuance of shares in private
placement at $0.50 per share             290 000         290      144 710            -

                                               -           -       (6 000)           -
  Offering costs
                                               -           -       20 250            -
  Forgiveness of debt (Note 4)
                                               -           -            -    (195 666)
  Net loss

  Donated capital (Note 4)                     -           -       26 059           -
                                       ---------    --------    ---------    ----------

BALANCES, March 31, 2003              25 579 705  $   25 580 $    323 520 $(1 077 550)
                                      ==========  ========== ============ ===========




                             TRAVELSHORTS.COM, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Period From
                                                                                Inception
                                                   Year Ended     Year Ended    (June 7,
                                                    March 31,      March 31,       1989)
                                                       2003          2002       To March 31,
                                                       ----          ----           2003
CASH FLOWS FROM OPERATING ACTIVITIES:                                               ----

  Net loss                                       $   (195 666) $   (50 750)   $   (417 333)
  Adjustments to reconcile net loss to net cash
used in
   operating activities:
     Imputed interest                                  14 269        8 395          22 664
     Depreciation and amortization                      7 069        2 041          11 151
     Loss on disposal of assets                         4 597            -           4 597
     Value of services and amenities donated by
     a related party                                   11 915       19 080          30 995
     Increase (decrease) in accounts payable
and accrued expenses                                   37 899       (5 242)         39 399
                                                       ------       ------          ------

    Net cash used in operating activities            (119 917)     (26 476)       (308 527)
                                                     --------      -------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property and equipment                       -            -         (10 212)
                                                     --------      -------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan proceeds                                             -            -          20 250
  Issuance of common stock and donated capital        139 000            -         266 125
  Increase in due to (from) related party              (4 069)      26 275          32 762
                                                     --------      -------        --------

  Net cash provided by financing activities           134 931       26 275         319 137
                                                     --------      -------        --------

NET INCREASE (DECREASE) IN CASH                        15 014         (201)            398

CASH, beginning of period
                                                          398          599               -
                                                     --------      -------        --------

CASH, end of period                               $    15 412    $     398      $      398
                                                  ===========    =========      ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
     Forgiveness of debt with settlement from
shareholder                                       $    20 250    $       -      $   20 250
                                                  ===========    =========      ==========
     Acquisition of licensing agreement with
assumption of liabilities

          Licensing agreement acquired           $    274 964    $       -      $  274 964
                                                 ============    =========      ==========

          Liabilities assumed                    $    918 490    $       -      $  918 490
                                                 ============    =========      ==========





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

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

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

In May 2003, Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150") was issued. SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not impact the Company's financial position, results of operations or cash flows.

On November 12, 2001, SETI acquired from Spectrum Meditech Inc. ("Spectrum"), an entity related to SETI, an exclusive license to the Needle-Ease(TM) technology. The technology includes that disclosed in the patent held by Spectrum, as well as blueprints, drawings, specifications, engineering data, engineering calculations, processes, apparatuses, and parts relating to the Needle-Ease(TM) product. Included as part of the license are the rights to use the Needle-Ease(TM) trademarks and trade names.

In consideration for the license, SETI agreed to:

o    Pay Spectrum $300,000 no later than September 30, 2003.

o Pay Spectrum a royalty of $3.25 for each Needle-Ease(TM) unit sold by SETI or any sub-licensee of the Company, provided, however, that SETI, beginning with the year ending April 30, 2004, agreed to pay Spectrum royalties of not less than $100,000 per year.

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

Significant components of the Company's deferred tax liabilities and assets as of March 31, 2003 and 2002 are as follows:


                                                   2003         2002

       Deferred tax liabilities                  $        -    $        -
                                                 ==========    ==========

       Deferred tax assets:
         Net operating loss carryforwards      $    141 000    $   74 000
         Valuation  allowance for deferred tax
         assets                                    (141 000)      (74 000)
                                                   --------    ----------
                                                 $        -    $        -
                                                 ==========    ==========

The valuation allowance for deferred tax assets was increased by $67,000 and $17,000 during 2003 and 2002.


NOTE 6 -    SUBSEQUENT EVENT (unaudited)

In June 2003 the Company agreed to acquire all of the capital stock of Sure-Way Systems, Inc. ("SWS") in exchange for 8,350,000 shares of the Company's common stock. The Company's acquisition of SWS is contingent, among other things, upon the Company receiving gross proceeds of at least $3,400,000 from the sale of its securities no later than September 30, 2003.

SWS offers complete medical waste collection, transportation and disposal services, including its proprietary needle and syringe sharps disposal system. SWS also offers confidential record shredding, and silver recovery from healthcare and commercial x-ray films, x-ray machines and commercial photography labs.

                                   SIGNATURES

    In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of July 2003.

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

                                     Title                    Date

/s/ Kelly Fielder
Kelly Fielder                       Director             July 29, 2003


                                  CERTIFICATION

      In connection with the Annual Report of Travelshorts.com, Inc. (the "Company") on Form 10-KSB/A for the year ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Kelly Fielder, the Chief Executive and Financial Officer of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

Date:  July 29, 2003
                                 By:  /s/ Kelly Fielder
                                      Kelly Fielder, Chief Executive and
                                      Financial Officer

                          CERTIFICATION PURSUANT TO THE
                               SARBANES-OXLEY ACT

I, Kelly Fielder, the Chief Executive Officer of Travelshorts.com, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB/A of Travelshorts.com, Inc.;

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



Date: July 29, 2003                 By   /s/ Kelly Fielder
                                         -------------------------------
                                       Kelly Fielder, Chief Executive Officer

                          CERTIFICATION PURSUANT TO THE
                               SARBANES-OXLEY ACT

I, Kelly Fielder, the Chief Financial Officer of Travelshorts.com, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB/A of Travelshorts.com, Inc.;

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



Date: July 29, 2003                 By:  /s/ Kelly Fielder
                                         -------------------------------
                                       Kelly Fielder, Chief Executive Officer