Form 10QSB
period 2003-06-30
TRAVELSHORTS COM INC
filed 2003-08-19
CIK 1123844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2003

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                           Commission file No. 0-31679

                             TRAVELSHORTS.COM, INC.

                                       dba

                      SHARPS ELIMINATION TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                 Washington                          54-0231483
           -------------------                 --------------------------
         (State of incorporation)        (I.R.S. Employer Identification Number)


                                707 East 6th Ave.
                                Denver, CO 80203
               (address of principal executive offices) (Zip Code)


                                 (303) 506-1633
              (Registrant's telephone number, including area code)

                                707 East 6th Ave.
                                Denver, CO 80203
            Former name and former address if changed since last report

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]


As of August 15, 2003, the Company had 25,752,704 issued and outstanding shares of common stock.

                             TRAVELSHORTS.COM, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                        June 30,     March 31,
                                                          2003          2003
                                                          ----          ----
                        ASSETS

CURRENT ASSETS:
  Cash                                                 $  7 037      $ 15 412

OTHER ASSETS:
Property and equipment                                   13 025             -
License, net of accumulated amortization of $36,108
and $30,572                                             263 892       269 428
                                                        -------       -------

               TOTAL ASSETS                            $283 954      $284 840
                                                        =======       =======

LIABILITIES AND SHAREHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES:

  Accounts payable and accrued expenses                $ 42 577      $ 39 399
  Due to related parties                                973 880       973 891
                                                        -------       -------
        Total current liabilities                     1 016 457     1 013 290
                                                      ---------     ---------

SHAREHOLDERS' DEFICIT
  Common stock, $.001 par value, 50,000,000 shares
authorized, 26,042,705 and 25,579,705 shares issued
and outstanding, respectively                            26 043        25 580
  Additional paid-in capital                            554 557       323 520
  Deficit accumulated during the development stage   (1 313 103)   (1 077 550)
                                                     ----------    ----------
        Total shareholders'deficit                     (732 503)     (728 450)
                                                     ----------    ----------

        TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT  $  283 954    $  284 840
                                                     ==========    ==========




The accompanying notes are an integral part of these statements.

                             TRAVELSHORTS.COM, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                        Three Months    Three Months    Three Months
                                                            Ended           Ended           Ended
                                                           June 30,       June 30,        June 30,
                                                             2003            2002            2003
                                                             ----            ----            ----

REVENUE                                                   $       -      $       -       $   2 731
                                                          ---------      ---------       ---------

EXPENSES:
 Salaries                                                    30 000              -          60 000
 Product development                                         38 439            511          92 402
 Accounting and legal                                         9 230            339          91 374
 Consulting                                                  46 378            780         120 116
 Investor relations                                          43 075              -          75 075
 General and administrative                                  61 931          1 719         156 491
 Imputed interest                                             6 500          3 600          29 164
 Value of services donated by a related party                     -          4 320           2 925
 Value of rent donated by a related party                         -            450          29 164
                                                          ---------      ---------       ---------

     Total expenses                                         235 553         11 719         655 617
                                                          ---------      ---------       ---------

NET LOSS                                                  $ 235 553      $ (11 719)       (652 886)
                                                          =========      =========       =========
BASIC AND DILUTED LOSS PER COMMON SHARE:

    Net loss per common share                             $    (.01)     $       *
                                                          =========      =========
WEIGHTED AVERAGE SHARES OUTSTANDING                      25 823 749     16 098 500
                                                         ==========     ==========



*  less than $0.01 per share


The accompanying notes are an integral part of these statements.

                             TRAVELSHORTS.COM, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                         Period From
                                                         Three Months    Three Months     Inception
                                                             Ended           Ended      (June 7, 1989)
                                                            June 30,        June 30,      To June 30,
                                                              2003            2002           2003
                                                              ----            ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:                    $  (235 553)     $   (11 719)   $  (652 886)
                                                                               ----
  Net loss
  Adjustments to reconcile net loss to net cash
used in operating activities:
     Imputed interest                                          6 500            3 600         29 164
     Depreciation and amortization                             5 536              511         16 687
     Loss on disposal of assets                                    -                -          4 597
     Value of services and amenities donated by
       a related party                                             -            4 770         30 995
     Increase (decrease) in accounts payable and
       accrued expenses                                        3 178           (1 000)        42 577
                                                         -----------     ------------    -----------

               Net cash used in operating activities        (220 339)          (3 838)      (528 866)
                                                         -----------     ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                        (13 025)               -        (23 237)
                                                         -----------     ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan proceeds                                                    -                -         20 250
  Issuance of common stock and donated capital               231 500                -        497 625
  Increase in due to (from) related party                     (6 511)           3 600         27 191
                                                         -----------     ------------    -----------

       Net cash provided by financing activities             224 989            3 600        545 066
                                                         -----------     ------------    -----------
NET INCREASE (DECREASE) IN CASH                               (8 375)            (238)         7 037

CASH, beginning of period                                     15 412              398              -
                                                         -----------     ------------    -----------
CASH, end of period                                      $     7 037     $        160    $     7 037
                                                         ===========     ============    ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
   Forgiveness of debt with settlement from shareholder  $         -     $          -    $    20 250
                                                         ===========     ============    ===========
   Acquisition of licensing agreement with assumption
   of liabilities                                        $         -     $          -    $   274 964
                                                         ===========     ============    ===========
     Licensing agreement acquired                        $         -     $          -    $   918 490
                                                         ===========     ============    ===========
          Liabilities assumed


The accompanying notes are an integral part of these statements.

                             TRAVELSHORTS.COM, INC.
                          (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

The accompanying financial statements include the historical accounts of Travelshorts.com, Inc. and the accounts of SETI since the December 3, 2002 (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

The accompanying financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the balance sheet as of June 30, 2003, and the related statements of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements should be read in conjunction with the Company's fiscal 2003 audited financial statements and the related notes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and consisted of computer and video equipment. These assets are depreciated on a straight-line basis using an estimated useful life of five years.

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

                             TRAVELSHORTS.COM, INC.
                          (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

                             TRAVELSHORTS.COM, INC.
                          (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

In May 2003, Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150") was issued. SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not impact the Company's financial position, results of operations or cash flows.

                             TRAVELSHORTS.COM, INC.
                          (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 2 -    SHAREHOLDERS' EQUITY

During the three months ended June 30, 2003, the Company sold 463,000 shares of common stock in connection with a private placement for $231,500.

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

                                     PART II
                                OTHER INFORMATION

Item 2.  Changes in Securities

      During the three months ended June 30, 2003 the Company sold 463,000 shares of common stock in a private offering.

      The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the sale of these shares.


Item 6.  Exhibits and Reports on Form 8-K

(a) No exhibits are filed with this report.

(b) Reports on Form 8-K

     During the quarter ending June 30, 2003 the Company did not file any reports on Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                             TRAVELSHORTS.COM, INC.

                              d/b/a

                              SHARPS ELIMINATION TECHNOLOGIES, INC.


Date: August 18, 2003         By:  /s/ Kelly Fielder
                                   -------------------------------------------
                                     Kelly Fielder, President and Principal
                                     Financial Officer




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Travelshorts.com, Inc., d/b/a Sharps Elimination Technologies, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kelly Fielder, Chief Executive and Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of the Company.



Date:  August 18, 2003                    /s/ Kelly Fielder
                                          ---------------------------------
                                          Kelly Fielder
                                          Chief Executive and Financial Officer

                          CERTIFICATION PURSUANT TO THE
                               SARBANES-OXLEY ACT

I, Kelly Fielder, the Chief Executive and Financial Officer of Travelshorts.com, Inc. d/b/a Sharps Elimination Technologies, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Company for the three months ended June 30, 2003;

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

Date:   August 18, 2003              /s/ Kelly Fielder
                                     -----------------------------
                                     Kelly Fielder
                                     Chief Executive and Financial Officer