Form 10QSB
period 2003-09-30
TRAVELSHORTS COM INC
filed 2003-11-14
CIK 1123844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended September 30, 2003

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                           Commission file No. 0-31679

                             TRAVELSHORTS.COM, INC.

                                      d/b/a

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

                                 YES [X] NO [ ]


As of October 31, 2003, the Company had 26,042,705 issued and outstanding shares of common stock.

                            TRAVELSHORTS.COM, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                         Sept 30,      March 31,
                          ASSETS                           2003          2003

CURRENT ASSETS:
  Cash                                                $    2,714     $  15,412

OTHER ASSETS:
Property and equipment
License, net of accumulated amortization of $36,108
 and $30,572                                              14,585             -
                                                         258,355       269,428
                                                         -------      --------

             TOTAL ASSETS                             $  275,655     $ 284,840
                                                      ==========      ========

          LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:

  Accounts payable and accrued expenses               $   69,154     $  39,399
  Due to related parties                               1,079,002       973,891
                                                      ----------       -------
         Total current liabilities                     1,148,156     1,013,290
                                                       ---------     ---------

SHAREHOLDERS' DEFICIT

  Common stock, $.001 par value, 50,000,000 shares
authorized, 26,042,705 and 25,579,705 shares issued
 and outstanding, respectively                            26,043        25,580
   Additional paid-in capital                            554,557       323,520
   Deficit accumulated during the development stage   (1,453,101)   (1,077,550)
                                                      -----------    ---------
        Total shareholders'deficit                      (872,501)     (728,450)
                                                      -----------    ---------

   TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT       $   275,655    $  284,840
                                                     ===========    ==========



The accompanying notes are an integral part of these statements.

                             TRAVELSHORTS.COM, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Three Months     Three Months
                                                     Ended            Ended
                                                Sept 30, 2003     Sept 30, 2002
                                               ---------------    --------------

REVENUE                                          $       --        $       --

EXPENSES:
 Salaries                                            30,000                --
 Product development                                     --                --
 Accounting and legal                                30,700             3,138
 Consulting                                          23,526               107
 Investor relations                                  10,219                --
 General and administrative                          39,053               982
 Imputed interest                                     6,500             2,878
 Value of services donated by a related party            --             4,320
 Value of rent donated by a related party                --               450
                                                   --------         ---------
     Total expenses                                139, 998            11,875
                                                   --------         ---------
NET LOSS                                         $ (139,998)        $ (11,875)
                                                 ===========        ==========

BASIC AND DILUTED LOSS PER COMMON SHARE:

    Net loss per common share                    $       --        $       --
                                                 ==========         =========

WEIGHTED AVERAGE SHARES OUTSTANDING              25,823,749        16,098,500
                                                 ==========        ==========



*  less than $0.01 per share

                             TRAVELSHORTS.COM, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    Period From
                                           Six Months   Six Months   Inception
                                             Ended        Ended   (June 7, 1989)
                                            Sept 30,    Sept 30,    To Sept 30,
                                              2003         2002        2003
                                            --------    ---------  ------------

REVENUE                                    $      --     $     --    $   2,731
                                           ---------     --------    ---------
 EXPENSES:
 Salaries                                     60,000           --       90,000
 Product development                          38,439           --       92,402
 Accounting and legal                         39,930        3,477      122,074
 Consulting                                   69,904          887      143,642
 Investor relations                           53,294           --       85,294
 General and administrative                  100,984        3,212      195,544
 Imputed interest                             13,000        6,478       35,664
 Value of services donated by a related           --        8,640       28,070
    party                                         --          900        2,925
 Value of rent donated by a related party    -------      --------     -------

     Total expenses                          375,551       23,594      795,615
                                            --------      -------      -------
NET LOSS                                 $  (375,551)    $(23,594)  $ (792,884)
                                         ===========     ========   ==========
BASIC AND DILUTED LOSS PER COMMON SHARE:

    Net loss per common share                   (.01)    $       *
                                         ============    =========

WEIGHTED AVERAGE SHARES OUTSTANDING      $ 25,823,749   $16,098,500
                                         ============   ===========




*  less than $0.01 p

                             TRAVELSHORTS.COM, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Period From
                                                  Six Months    Six Months     Inception
                                                     Ended        Ended     (June 7, 1989)
                                                    Sept 30,     Sept 30,     To Sept 30,
CASH FLOWS FROM OPERATING ACTIVITIES:                2003          2002           2003
                                                  ----------    ---------    -------------
  Net loss
  Adjustments to reconcile net loss to
     net cash used in                          $  (375,551)    $  (23,594)    $  (792,884)
  operating activities:
     Imputed interest                               13,000          6,478          35,664
     Depreciation and amortization                  11,072          1,022          22,223
     Loss on disposal of assets                         --             --           4,597
     Value of services and amenities donated by
         a related party                                --          9,540          30,995
     Increase (decrease) in accounts payable
        and accrued expenses                        29,755         (1,000)         69,154
                                                    -------        -------       --------

        Net cash used in operating activities     (321,724)        (7,554)      (630,251)
                                                  ---------         ------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment              (14,585)            --        (24,797)
                                                   --------         -----       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan proceeds                                         --             --         20,250
  Issuance of common stock and donated capital     231,500             --        497,625
  Increase in due to (from) related party           92,111          8,100        124,475
                                                  ---------       --------      ---------
  Net cash provided by financing activities        323,611          8,100        642,350
                                                   -------        --------      ---------

NET INCREASE (DECREASE) IN CASH                    (12,698)           546         12,698

CASH, beginning of period                           15,412            398         15,412
                                                  --------          ------       -------
CASH, end of period                              $   2,714         $  944       $  2,714
                                                 =========         =======      =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH  INVESTING
AND FINANCING ACTIVITIES:
   Forgiveness of debt with settlement from
shareholder
   Acquisition of licensing agreement with
      assumption of liabilities                  $      --       $     --       $ 20,250
                                                  ========       ========       ========
          Licensing agreement acquired           $      --       $     --      $ 274,964
                                                 =========       ========      =========
          Liabilities assumed                    $      --       $     --     $  918,490
                                                 =========       ========     ==========


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

                             TRAVELSHORTS.COM, INC.
                          (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 2 -    SHAREHOLDERS' EQUITY

During the six months ended September 30, 2003, the Company sold 463,000 shares of common stock in connection with a private placement for $231,500.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

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

      During the twelve months ended December 31, 2002 and the nine months ended September 30, 2003, the Company did not sell any Needle-Ease devices.

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

ITEM 3.  CONTROLS AND PROCEDURES

      Kelly Fielder, the Company's Chief Executive and Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report; and in his opinion the Company's disclosure controls and procedures ensure that material information relating to the Company, including the Company's consolidated subsidiary, is made known to him by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Fielder there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of evaluation. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

      In September 2003 Erika Gardner commenced a civil action in the Supreme Court of British Columbia against the Company, the Company's president and Spectrum Meditech, Inc. In her complaint Gardner alleges that the Company and/or Fielder were liable to Gardner for a loan in the amount of approximately $250,000 (USD), and that Fielder and Spectrum Meditech failed to deliver approximately 8,000,000 shares of the Company's common stock which were to be held by Gardner as security for the loan. As part of this civil action Gardner also obtained an order from the British Columbia Court which, among other things, restrained Fielder and Spectrum Meditech from selling, transferring or voting any of the Company's shares, and restrained the Company from making any changes to its capital structure.

      The Company and Fielder have filed answers to the complaint generally denying the claims of Gardner.

Item 2.  Changes in Securities

      During the six months ended September 30, 2003 the Company sold 463,000 of common stock in a private offering.

      The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the sale of these shares.

Item 6.       Exhibits and Reports on Form 8-K

(a)  Number             Description

       31               Rule 13a-14(a) Certifications
       32               Section 1350 Certifications

(b) Reports on Form 8-K

     During the quarter ending September 30, 2003 the Company did not file any reports on Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                             TRAVELSHORTS.COM, INC.

                              d/b/a

                              SHARPS ELIMINATION TECHNOLOGIES, INC.


Date: November 14, 2003       By:  /s/ Kelly Fielder
                                   -------------------------------------
                                   Kelly Fielder, President and Principal
                                   Financial Officer