Form 10QSB
period 2003-12-31
TRAVELSHORTS COM INC
filed 2004-02-25
CIK 1123844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                For the quarterly period ended December 31, 2003

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

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


                                707 E. 6th Avenue
                                Denver, CO 80203
               (address of principal executive offices) (Zip Code)


                                 (303) 506-1633
              (Registrant's telephone number, including area code)

                         Suite 310, The Pemberton Bldg.
                            744 West Hastings Street
                       Vancouver, British Columbia V6C 1A5
           Former name and former address if changed since last report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]       NO [ ]


As of February 23, 2004 the Company had 20,695,968 issued and outstanding shares of common stock.

                                  TRAVELSHORTS.COM, INC.
                               (A Development Stage Company)

                                CONSOLIDATED BALANCE SHEETS
                                        (UNAUDITED)

                                                        December 31,   March 31,
                                                            2003          2003
                        ASSETS



CURRENT ASSETS:
  Cash                                                  $        -   $   15 412

OTHER ASSETS:
Property and equipment, net
License, net of accumulated amortization of $47,180         14 585            -
and $30,572                                                252 819      269 428
               TOTAL ASSETS                             $  267 404   $  284 840
                                                        ==========   ==========

         LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                 $   85 869   $   39 399
  Due to related parties                                 1 151 248      973 891
                                                        ----------   ----------
        Total current liabilities                        1 237 117    1 013 290
                                                        ----------   ----------

CONTINGENCIES (NOTE 3)                                           -            -

SHAREHOLDERS' DEFICIT                                       26 043       25 850
  Common stock, $.001 par value, 50,000,000 shares
authorized,                                                554 557      323 520
  26,042,705 and 25,579,705 shares issued and
outstanding, respectively                               (1 550 313)  (1 077 550)
                                                        ----------   ----------
  Additional paid-in capital                            (  969 713)  (  728 450)
                                                        ----------   ----------
  Deficit accumulated during the development stage
        Total shareholders'deficit                      $  267 404   $  284 840
                                                        ==========   ==========

          TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT

The accompanying notes are an integral part of these statements.

                                   TRAVELSHORTS.COM, INC.
                               (A Development Stage Company)

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (UNAUDITED)


                                                  Three Months    Three Months
                                                      Ended          Ended
                                                  December 31,    December 31,
                                                      2003            2002


REVENUE                                           $        -      $        -

EXPENSES:
 Salaries                                             30 000               -
 Product development                                       -             511
 Accounting and legal                                 32 944          10 467
 Consulting                                            7 308               -
 Investor relations                                    1 437             145
 General and administrative                           18 973              53
 Imputed interest                                      6 500           1 441
 Value of services donated by a related party              -           1 440
 Value of rent donated by a related party                  -             225
                                                  ----------      ----------

     Total expenses                                   97 212          14 282
                                                  ----------      ----------

NET LOSS                                          $  (97 212)     $  (14 282)
                                                  ==========      ==========

BASIC AND DILUTED LOSS PER COMMON SHARE:

    Net loss per common share                     $     (.01)     $        *
                                                  ==========      ==========

WEIGHTED AVERAGE SHARES OUTSTANDING               25 823 749      19 288 905
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

                                   TRAVELSHORTS.COM, INC.
                               (A Development Stage Company)

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (UNAUDITED)


                                                  Nine Months    Nine Months       Period From
                                                      Ended         Ended           Inception
                                                  December 31,   December 31,     June 7, 1989)
                                                      2003          2002       To December 31, 2003
                                                  -----------    -----------   --------------------

REVENUE                                           $         -    $         -       $     2 731

EXPENSES:
 Salaries                                              90 000              -           120 000
 Product development                                   38 439          1 533            92 402
 Accounting and legal                                  72 924         13 944           155 068
 Consulting                                            77 212            887           150 950
 Investor relations                                    54 730            887            86 730
 General and administrative                           119 958          1 501           214 518
 Imputed interest                                      19 500          7 919            42 164
 Value of services donated by a related party               -         10 080            28 070
 Value of rent donated by a related party                   -          1 125             2 925
                                                  -----------    -----------       -----------

     Total expenses                                   472 763         37 876           892 827
                                                  -----------    -----------       -----------

NET LOSS                                          $  (472 763)   $   (37 876)      $  (890 096)
                                                  ===========    ===========       ===========


BASIC AND DILUTED LOSS PER COMMON SHARE:

    Net loss per common share                     $     (.02)    $         *
                                                  ==========     ===========

WEIGHTED AVERAGE SHARES OUTSTANDING               25 882 410     17 177 665
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

                                   TRAVELSHORTS.COM, INC.
                               (A Development Stage Company)

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)


                                                  Nine Months    Nine Months       Period From
                                                      Ended         Ended           Inception
                                                  December 31,   December 31,     June 7, 1989)
                                                      2003          2002       To December 31, 2003
                                                  -----------    -----------   --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $   (472 763)   $   (37 876)     $   (652 886)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Imputed interest                                  19 500        7 919              29 164
     Depreciation and amortization                     16 609        1 533              16 687
     Loss on disposal of assets                             -            -               4 597
     Value of services and amenities donated by
       a related party                                      -       11 205              30 995
     Increase (decrease) in accounts payable
       and accrued expenses                            46 470       (1 000)             42 577
                                                 ------------   ----------        ------------

     Net cash used in operating activities           (390 184)     (18 219)           (528 866)
                                                 ------------   ----------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                 (14 585)           -             (23 237)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan proceeds                                             -            -              20 250
  Issuance of common stock and donated capital        231 500       26 000             497 625
  Increase in due to (from) related party             157 857       18 100              27 191
                                                 ------------   ----------        ------------

   Net cash provided by financing activities          389 357       44 100             545 066
                                                 ------------   ----------        ------------

NET INCREASE (DECREASE) IN CASH                       (15 412)      25 881               7 037

CASH, beginning of period                              15 412          398                   -
                                                 ------------   ----------        ------------
CASH, end of period                              $          -   $   26 279        $          -
                                                 ============   ==========        ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
     Forgiveness of debt with settlement from
      shareholder                                $          -   $        -        $     20 250
                                                 ============   ==========        ============
     Acquisition of licensing agreement with
      assumption of liabilities
          Licensing agreement acquired           $          -   $  300 000        $    274 964
                                                 ============   ==========        ============
          Liabilities assumed                    $          -      930 819        $    918 490
                                                 ============   ==========        ============



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

The accompanying financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the balance sheet as of December 31, 2003, and the related statements of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements should be read in conjunction with the Company's fiscal 2003 audited financial statements and the related notes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

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

NOTE  2 -   SHAREHOLDERS' EQUITY

During the nine months ended December 31, 2003, the Company sold 463,000 shares of common stock in connection with a private placement for $231,500.

NOTE 3 -    CONTINGENCIES

A claim has been asserted against the Company, its subsidiary and President alleging that the Company and/or its President are liable to for a loan in the amount of approximately $250,000 (USD), and that there was a failure to deliver approximately 8,000,000 shares of the Company's common stock which were to be held as security for the loan The Company intends to vigorously defend itself in this matter and management feels it has meritorious defenses. This action is in a very preliminary stage and it is not possible to determine the probable outcome. The accompanying financial statements do no include any provision for possible loss.

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

     During the twelve months ended December 31, 2003, the Company did not sell any Needle-Ease devices.

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

ITEM 3.  CONTROLS AND PROCEDURES

     Kelly Fielder, the Company's Chief Executive and Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003 and in his opinion the Company's disclosure controls and procedures as of December 31, 2003 ensure that material information relating to the Company, including the Company's consolidated subsidiary, is made known to him by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Fielder there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of evaluation. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required as of December 31, 2003.

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

Item 2.  Changes in Securities

     During the nine months ended December 31, 2003 the Company sold 463,000 shares of common stock in a private offering.

     The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the sale of these shares.

Item 6.       Exhibits and Reports on Form 8-K

(a)  Number             Description

       31               Rule 13a-14(a) Certifications
       32               Section 1350 Certifications

(b)  Reports on Form 8-K

     During the quarter ending December 31, 2003 the Company did not file any reports on Form 8-K.

                                         SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TRAVELSHORTS.COM, INC.

                              d/b/a

                              SHARPS ELIMINATION TECHNOLOGIES, INC.



Date: February 23, 2004       By: /s/ Kelly Fielder
                                  Kelly Fielder, President and Principal
                                  Financial Officer