Form 10KSB
period 2004-03-31
TRAVELSHORTS COM INC
filed 2005-12-02
CIK 1123844

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2004
                                       OR
( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

Commission File No. 0-31679

                                QUANTUM MRI, INC.
                                -----------------
                 (Name of Small Business Issuer in its charter)

                Washington                                  54-0231483
         --------------------------                    --------------------
         (State of incorporation)                        (IRS Employer
                                                       Identification No.)
    4750 Paton Street
    Vancouver, British Columbia, Canada                        V6L 2J1
   ---------------------------------------              --------------------
   (Address of Principal Executive Office)                     Zip Code

Registrant's telephone number, including Area Code: (303)-506-1633 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                  ------------
                                (Title of Class)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                           X
                              -----                     -----
                               YES                        NO

Check  if  disclosure  of  delinquent   filers  in  response  to  Item  405  of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

                  Yes          X                           No  ______
                       -----------------

The Company's revenues during the year ended March 31, 2004 were $ 0.

The aggregate market value of the voting stock held by non-affiliates of the Company, (604,889 shares) based upon the closing price of the Company's common stock on November 15, 2005 was approximately $218,000.

Documents incorporated by reference:      None

As of November 15, 2005, the Company had 6,806,256 issued and outstanding shares of common stock.

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

ITEM 1.  DESCRIPTION OF BUSINESS

The Company was incorporated in Washington on June 7, 1989 under the name P.L.D.F.E.T., Inc. On November 17, 2000, the Company changed its name from P.L.D.F.E.T. to Travelshorts.com, Inc. Between the date of its incorporation and December 3, 2002 the Company was essentially inactive. On December 3, 2002, the Company acquired all of the issued and outstanding shares of SETI Corp. ("SETI") in exchange for 111,275 shares of the Company's common stock. In April 2003 the Company repurchased 33,178 of these shares from four shareholders at a cost of $1,300.

In December 2002 the Company changed its trade name to Sharps Elimination Technologies Inc. ("SETI")

Any reference to the Company, unless otherwise indicated, includes the operations of SETI.

SETI was incorporated in Delaware on September 25, 2001. On November 12, 2001, SETI acquired from Spectrum Meditech Inc. ("Spectrum"), a related party, the exclusive license, to develop, manufacture, and sell Needle-Ease(TM), a device used for the safe disposal of used needles and hypodermic syringes. The acquisition required a cash payment of $300,000 due on December 31,2005

The Needle-Ease(TM) is a battery operated incineration system that destroys a range of needles by passing an electric current through the needle thereby reducing the steel to ashes in a matter of seconds. The electric charge is generated from a rechargeable sealed lead-acid battery. The contact points of the device can be touched directly or with a metal object by the operator or anyone else without the transfer of current (i.e. shock).

On May 5, 2005 the shareholders of the Company:

     o approved amendments to the Company's Articles of Incorporation which changed the Company's name to Sharps Elimination Technologies, Inc.; and
     o    approved a 150-for-1 reverse stock split.
     o approved an increase to the Company's authorized capital stock to issue 100,000 shares of preferred stock.

All information in this report concerning the Company's common stock, except as otherwise indicated, gives effect to the 150-for-1 reverse split.

Subsequent to the May 5, 2005, shareholders' meeting, the Company decided it would no longer pursue the Needle-Ease(TM) project. Prior to December 31, 2005 the Company plans to terminate the license for Needle-Ease(TM) without any liability for the payment due December 31, 2005.

The Company's new business plan calls for opening and operating MRI testing centers in the United States and Canada. Each center will exclusively provide MRI tests on an outpatient basis for patients.

The Company expects that it will require funding of approximately $3,000,000 to establish its first three centers. As of November 15, 2005 the Company had not established any MRI centers, did not have any agreements with any person relating to the establishment of any MRI center, and did not have any commitments from any person to provide any funding to the Company.

On September 13, 2005, the Company changed its name to Quantum MRI, Inc.

General

Between May and September 2005, the Company sold 520,000 units, at a price of $0.30 per unit, to a group of private investors. Each unit consists of one share of the Company's common stock and one warrant. Each warrant entitles the holder to purchase on additional share of the Company's common stock at a price of $0.50 per share at any time prior to September 30, 2005.

As of November 15, 2005, the Company's President was the Company's only full time employee.

The Company does not have a website.

ITEM 2.  DESCRIPTION OF PROPERTY
See Item 1.

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

In September 2003, Erika Gardner ("Gardner") commenced a civil action in the Supreme Court of British Columbia against the Company, Kelly Fielder ("Fielder"), the Company's president, and Spectrum Meditech, Inc. In her complaint, Gardner alleges that the Company and/or Fielder are liable to Gardner for a loan in the amount of approximately $250,000 (USD), and that Fielder and Spectrum Meditech failed to deliver shares of the Company's common stock which were to be held by Gardner as security for the loan. As part of this civil action, Gardner also obtained an order from the British Columbia Court which, among other things, restrained Fielder and Spectrum Meditech from selling, transferring or voting any of the Company's shares, and restrained the Company from making any changes to its capital structure.

The Company and Fielder have filed answers to the complaint generally denying the claims of Gardner. This civil action has been dormant since December 2003 and it is not possible to predict the outcome of this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

Prior to September 24, 2004, the Company's common stock was traded on the OTC Bulletin Board. Beginning September 24, 2004, the Company's common stock has traded in the over-the-counter market, which is sometimes referred to as the "pink sheets", under the symbol QTMR.PK. Shown below are the range of high and low bid prices for the periods indicated. The market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

THE SHARE PRICES HAVE NOT BEEN ADJUSTED FOR THE 150-TO-1 REVERSE STOCK SPLIT WHICH WAS APPROVED BY THE COMPANY'S SHAREHOLDERS ON MAY 5, 2005.

         Quarter Ended                       High           Low

           6/30/02                           $0.47          $0.14
           9/30/02                           $0.65          $0.15

         Quarter Ended                       High           Low

          12/31/02                           $0.74          $0.26
           3/31/03                           $1.03          $0.67

           6/30/03                           $1.41          $0.90
           9/30/03                           $1.07          $0.05
          12/31/03                           $0.05          $0.03
           3/31/04                           $0.05          $0.03

Holders of common stock are entitled to receive dividends as may be declared by the Board of Director and, in the event of liquidation, to share pro rata in any distribution of the Company's assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. The Company has not paid any dividends does not have any current plans to pay any dividends.

As of November 15, 2005, the Company had 6,806,256 outstanding shares of common stock held by approximately 60 shareholders of record.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

During the twelve months ended March 31, 2004, the Company did not have any revenues. During this period of time the Company was primarily involved in attempting to raise capital for its operations.

Between May and September 2005, the Company sold 520,000 units, at a price of $0.30 per unit, to a group of private investors. Each unit consists of one share of the Company's common stock and one warrant. Each warrant entitles the holder to purchase on additional share of the Company's common stock at a price of $0.50 per share at any time prior to September 30, 2005. As of November 15, 2005 none of the warrants had been excercised.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
------------------------------------------------------

The following 8-K reports, all of which pertain to a change in the Company's auditors, are incorporated by reference.

      Report filed on 2-19-03
      Report filed on 6-29-04
      Report filed on 10-20-05
      Report filed on 11-22-05

ITEM 8A.  CONTROLS AND PROCEDURES

Kelly Fielder, the Company's Chief Executive and Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of a date prior to the filing date of this report (the "Evaluation Date") and in his opinion the Company's disclosure controls and procedures ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to him by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Fielder, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

    Name                        Age        Position
    Kelly Fielder               36         Chief Executive Officer, Treasurer
                                           and a Director

Kelly Fielder has been an officer and director of the Company since December 31, 2002 and of SETI since September 25, 2001. Between March 22, 2002. and September 17, 2002, Mr. Fielder was an officer and director of Armagh Group, Inc. Mr. Fielder has been an officer and director of Spectrum. since 1998. Mr. Fielder is also the President of IRG Services Ltd. ("IRG"), a management consulting business which he formed in 1996.

The Company does not have a compensation committee. Kelly Fielder, the Company's only officer, serves as the Company's Audit Committee. Mr. Fielder is not a financial expert and is not independent as that term is defiend in Section 121(A) of the Listing Standards of the American Stock Exchange. The Company does not believe it needs a financial expert since the Company is not generating any revenues.

The Company has not adopted a Code of Ethics applicable to the Company's principal executive, financial, and accounting officers and persons performing similar functions. The Company does not believe it needs a Code of Ethics because the Company has only one officer and director.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth in summary form the compensation earned or received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who earned or received in excess of $100,000 during the fiscal years ended March 31, 2002, 2003 and 2004.

     Annual Compensation                       Long Term Compensation
                                                   Re-                 All
                                                  stric-              Other
                                          Other    ted                 Com-
Name and                                 Compen-  Stock    Options    pensa-
 Principal      Fiscal   Salary  Bonus   sation   Awards   Granted     tion
 Position        Year      (1)    (2)      (3)     (4)       (5)       (6)
-----------     ------   ------  -----   -------  ------   -------    ------

Kelly Fielder,   2004  $120,000    --        --        --          --      --
President and    2003   $30,000    --        --        --          --      --
Chief Executive
Officer since
December 2002

Robert Sawatsky, 2003  $    --     --        --        --          --      --
President and    2002  $    --     --        --        --          --      --
Chief Executive  2001   $1,500     --        --        --          --      --
Officer prior to
December 2002

     (1) The dollar value of base salary (cash and non-cash) received or earned.
     (2)  The dollar value of bonus (cash and non-cash) received.
     (3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.
     (4) During the period covered by the foregoing table, the shares of restricted stock issued as compensation for services. The table below shows the number of shares of the Company's common stock owned by the officers listed above, and the value of such shares as of March 31, 2004:

         Name                       Shares              Value

         Kelly Fielder            4,900,170 *          $147,005

* Number does not give effect to the 2005 reverse stock split.

     (5) The shares of common stock to be received upon the exercise of all stock options granted during the period covered by the table.
     (6) All other compensation received that the Company could not properly report in any other column of the table.

The Company's Board of Directors may increase the compensation paid to the Company's officers depending upon the results of the Company's future operations.

The Company has an employment contract with Kelly Fielder for an annual salary of $120,000.

On June 30, 2004 the Company issued 33,333 shares of its common stock to Kelly Fielder for services provided to the Company.

On November 15, 2005 the Company issued 6,000,000 shares of its common stock to Kelly Fielder for services rendered

The following shows the amount which the Company expects to pay to Mr. Fielder during the twelve-month period ending March 31, 2006, and the time which Mr. Fielder plans to devote to the Company's business.

                                                   Time to be Devoted
                                   Proposed        to the Company's
         Name                    Compensation           Business
         ----                    ------------      ---------------------

         Kelly Fielder             $120,000              100%

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

      Other Arrangements. During the year ended March 31, 2004, and except as disclosed elsewhere in this registration statement, no director of the Company received any form of compensation from the Company.

Stock Option and Bonus Plans

The Company has an Incentive Stock Option Plan, a Non-Qualified Stock Option Plan and a Stock Bonus Plan. In some cases, these Plans are collectively referred to as the "Plans". A summary description of these Plans follows. The Plans provide for the grant, to selected employees of the Company and other persons, of either stock bonuses or options to purchase shares of the Company's common stock.

      Incentive Stock Option Plan. The Company's Incentive Stock Option Plan authorizes the issuance of shares of the Company's Common Stock to persons that exercise options granted pursuant to the Plan. Only Company employees may be granted options pursuant to the Incentive Stock Option Plan.

      Non-Qualified Stock Option Plan. The Company's Non-Qualified Stock Option Plan authorizes the issuance of shares of the Company's Common Stock to persons that exercise options granted pursuant to the Plans. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plans, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by the Company's Board of Directors.

      Stock Bonus Plan. The Company's Stock Bonus Plan allows for the issuance of shares of Common Stock to the Company's employees, directors, officers, consultants and advisors, provided however that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

Summary

The following presents certain information as of November 15, 2005 concerning the stock options and stock bonuses granted by the Company pursuant to the Plans. Each option represents the right to purchase one share of the Company's common stock.

                                 Total       Shares                  Remaining
                                 Shares    Reserved for   Shares      Options/
                                Reserved   Outstanding   Issued As     Shares
Name of Plan                   Under Plans   Options    Stock Bonus  Under Plans
------------                   ----------- ------------ -----------  -----------

Incentive Stock Option Plan      2,000,000         --         N/A    2,000,000
Non-Qualified Stock Option Plan  2,000,000         --         N/A    2,000,000
Stock Bonus Plan                 6,000,000        N/A      33,333      966,667

The person listed below has received options or shares of the Company's common stock as a stock bonus:
                             Incentive Stock Options

                       Shares                      Expiration  Options Expired/
                       Subject   Exercise  Date of   Date of     Exercised as of
Option Holder         To Option   Price    Grant     Option     June 30, 2004
-------------         ---------  --------  ------- ----------- -----------------

                                      None


                           Non-Qualified Stock Options

                       Shares                      Expiration  Options Expired/
                       Subject   Exercise  Date of   Date of     Exercised as of
Option Holder         To Option   Price    Grant     Option     June 30, 2004
-------------         ---------  --------  ------- ----------- -----------------

                                      None

                                  Stock Bonuses

                                  Shares Issued
Name                              as Stock Bonus      Date Issued

Kelly Fielder                         33,333            6-30-04

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table lists the share ownership of the Company's officers and directors of each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding common stock as of November 15, 2005. Except as otherwise indicated, the Company believes that the beneficial owners of the common stock listed below, have sole investment and voting power with respect to such shares.

                                   Number of Shares            Percent of
Name and Address                  Beneficially Owned       Outstanding Shares

Kelly Fielder                          6,066,000                  90%
4750 Paton St.
Vancouver, B.C.
Canada  V6L 2J1

Spectrum Meditech Inc.                20,417 (1)                  .03%
4750 Paton St.
Vancouver, B.C.
Canada  V6L 2J1

 All officers and directors           ________                    __
as a group (1 person)
                                     6,086,417 (1)                90%
                                     =========                    ==


(1) Spectrum Meditech, Inc. is controlled by Kelly Fielder.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The Company acquired its license to the Needle-Ease device from Spectrum Meditech Inc. Kelly Fielder, an officer, director and principal shareholder of the Company, is also an officer, director and principal shareholder of Spectrum Meditech Inc.

Between April 2003 and June 2004 the Company borrowed $292,275 from Murray Atkins. The amounts borrowed were represented by notes which, at the option of Mr. Atkins, were convertible into shares of the Company's common stock equal in number to the amount determined by dividing the amount to be converted by $0.03. During March and June 2004 Mr. Atkins converted the notes into 64,950 shares of the Company's common stock. The remaining note held by Mr. Atkins, in the principal amount of $85,780, is convertible into 19,062 shares of the Company's common stock.

On June 30, 2004 the Company issued 33,333 shares of its common stock to Kelly Fielder for services provided to the Company.

On November 15, 2005 the Company issued 6,000,000 shares of its common stock to Kelly Fielder for services rendered.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exh. #      Description of Exhibit                               Page Number

3.1         Certificate of Incorporation                               *

3.3         Bylaws                                                     *

31          Rule 13a-14(a) Certifications

32          Section 1350 Certifications

* Incorporated by referenced to the same exhibit filed with the Company's registration statement on Form 10-SB.

Reports on Form 8-K

During the three months ended March 31, 2004 the Company did not file any reports on Form 8-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Manning Elliott, Chartered Accountants, served as the Company's independent public accountants during the fiscal year ended March 31, 2002. Spicer Jeffries LLP served as the Company's independent public accountants during the fiscal year ended March 31, 2003 and until June 16, 2004. The following table shows the aggregate fees billed to the Company during the years ended March 31, 2003 and 2004 by Manning Elliott and Spicer Jeffries.

                                    2003         2004

Audit Fees                        $5,925       $10,500
Audit-Related Fees                    --            --
Financial Information Systems         --            --
Design and Implementation Fees        --            --
Tax Fees                              --            --
All Other Fees                        --            --

Audit fees represent amounts billed for professional services rendered for the audit of the Company's annual financial statements and the reviews of the financial statements included in the Company's Forms 10-Q for the fiscal year. Before Manning Elliot and Spicer Jeffries LLP were engaged by the Company to render audit services, the engagements were approved by the Company's Directors.

Effective February 14, 2003, the Company dismissed Manning Elliott, Chartered Accountants, ("Manning Elliott") and hired Spicer, Jeffries & Co. ("Spicer Jeffries LLP") as the Company's independent certified public accountants.

Effective June 16, 2004, Spicer Jeffries LLP resigned as the Company's independent accountants as a result of the decision by Spicer Jeffries to discontinue its auditing practice for publicly traded corporations.

On June 16, 2004, the Company retained Schumacher & Associates, Inc. to act as the Company's independent certified public accountants.

Effective September 24, 2004, the Company dimissed Schumacher & Associates as its independent auditors.

On May 17, 2005, the Company rehired Manning Elliott as its independent auditors.

QUANTUM MRI, INC.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)

March 31, 2004



                                                                          Index

Report of Independent Registered Public Accounting Firm....................F-1

Consolidated Balance Sheets................................................F-2

Consolidated Statements of Operations......................................F-3

Consolidated Statements of Cash Flows......................................F-4

Consolidated Statements of Stockholders' Equity (Deficit)..................F-5

Notes to the Consolidated Financial Statements.............................F-6

Report of Independent Registered Public Accounting Firm


To the Directors and Stockholders
Quantum MRI Inc. (formerly Travelshorts.com, Inc.)
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Quantum MRI, Inc. (formerly Travelshort.com, Inc.) as of March 31, 2004, and the related consolidated statements of operations, cash flows and stockholders' equity (deficit) for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying consolidated balance sheet of Quantum MRI, Inc. (formerly Travelshorts.com, Inc.) as of March 31, 2003 and the related consolidated statements of operations, cash flows and stockholders' deficit for the year then ended and accumulated for the period from June 7, 1989 to March 31, 2003, was audited by other auditors in their report dated July 11, 2003. Those auditors expressed an unqualified opinion on those financial statements and included an explanatory paragraph describing the substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quantum MRI Inc. (formerly Travelshorts.com, Inc.) as of March 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any sustained revenues and has incurred significant operating losses from operations. The Company has a working capital deficiency and will need additional financing to sustain operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


CHARTERED ACCOUNTANTS

Vancouver, Canada
October 24, 2005

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

                                                          March 31,   March 31,
                                                            2004        2003
                                                              $           $

ASSETS

Property and Equipment (Note 3)                              7,162     15,412
Intangible Assets (Note 5)                                       -    269,428
--------------------------------------------------------------------------------

Total Assets                                                 7,162    284,840
--------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

 Bank overdraft                                                812          -
 Accounts payable                                          104,487     39,399
 Accrued liabilities                                        13,192          -
 Due to related parties (Note 6)                         1,130,683    973,891
 Convertible notes payable (Note 7(a) and (b))             285,000          -
--------------------------------------------------------------------------------

Total Liabilities                                        1,534,174   1,013,290
--------------------------------------------------------------------------------


Commitments and Contingencies (Notes 1 and 9)

Stockholders' Equity (Deficit)

Common Stock, 50,000,000 shares authorized, $0.001 par value
187,973 and 170,531 shares issued and outstanding,
respectively                                                   188        170

Additional Paid in Capital                                 465,879    348,930

Deficit Accumulated During the Development Stage        (1,993,079)  (1,077,550)
--------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                    (1,527,012)   (728,450)
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity (Deficit)         7,162    284,840
--------------------------------------------------------------------------------



The accompanying notes are an integral part of these consolidated financial statements

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Consolidated Statement of Operations
(Expressed in US dollars)

                                   Accumulated
                                      From
                                    June 7, 1989
                                     (Date of         For the      For the
                                    Inception)      Year Ended   Year Ended
                                   To March 31,      March 31,    March 31,
                                       2004            2004         2003
                                         $               $            $

Revenue                                  2,731              -          -
-----------------------------------------------------------------------------


Expenses

Consulting                             160,398         86,660     20,337
Donated rent                            23,549         20,624      1,125
Donated services                        28,070              -     10,790
General and administrative             236,703        142,143     46,475
Impairment loss on intangible                                          -
asset                                  252,819        252,819
Imputed interest  (Note 6(b))           73,807         51,143     14,269
Investor relations                      86,730         54,730     32,000
Management fees                        150,000        120,000     30,000
Product development                     92,402         38,439     10,000
Professional fees                      231,115        148,971     30,670
-----------------------------------------------------------------------------

Total Expenses                       1,335,593        915,529    195,666
-----------------------------------------------------------------------------

Net Loss For the Period            (1,332,862)      (915,529)   (195,666)
-----------------------------------------------------------------------------

Net Loss Per Share - Basic and
Diluted                                                (4.79)     (0.90)
-----------------------------------------------------------------------------

Weighted Average Shares
Outstanding                                           191,000    217,000
-----------------------------------------------------------------------------







The accompanying notes are an integral part of these consolidated financial statements

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Expressed in US dollars)

                                       Accumulated
                                          From
                                      June 7, 1989
                                        (Date of         For the      For the
                                        Inception)      Year Ended   Year Ended
                                       To March 31,      March 31,    March 31,
                                           2004            2004         2003
                                             $               $            $

Operating Activities

Net loss for the period                   (1,332,862)   (915,529)   (195,666)

Adjustment to reconcile net loss to net
cash used in operating activities
Imputed interest                            73,807      51,143       14,269
Depreciation and amortization               29,989      18,838        7,069
Impairment loss on intangible asset        252,819      252,819           -
Loss on disposal of assets                   4,597           -        4,597
Donated services                            51,619      20,624       11,915

Changes in operating assets and liabilities:
 Increase in due from related parties      204,568      156,792     (4,069)
Increase in accounts payable and
accrued liabilities                        117,679      78,280       37,899
----------------------------------------- ------------- ----------- ------------

Net Cash Used in Operating Activities
                                          (597,784)     (337,033)   (119,917)
----------------------------------------- ------------- ----------- ------------

Investing Activities

   Purchase of property and equipment     (19,603)      (9,391)           -
----------------------------------------- ------------- ----------- ------------

Net Cash Used in Investing Activities     (19,603)      (9,391)           -
----------------------------------------- ------------- ----------- ------------

Financing Activities

   Proceeds from convertible notes payable 305,250     285,000            -
   Bank overdraft                              812         812            -
   Proceeds from issuance of common
    stock                                  311,325      45,200      139,000
----------------------------------------- ------------- ----------- ------------

Net Cash Flows Provided By Financing
Activities                                 617,387      331,012     134,931
----------------------------------------- ------------- ----------- ------------

Decrease In Cash                                 -      (15,412)    (15,014)

Cash - Beginning of Period                       -       15,412         398
----------------------------------------- ------------- ----------- ------------

Cash - End of Period                             -           -       15,412
========================================= ============= =========== ============
Non-cash Investing and Financing
Activities

   Forgiveness of debt with settlement
from shareholder                            20,250           -       20,250
   Acquisition of licensing agreement
   with assumption of liabilities          274,964           -      274,964
   Licensing agreement acquired            918,490           -      918,490
========================================= ============= =========== ============

Supplemental Disclosures

  Income taxes paid                              -           -            -
   Interest paid                                 -           -            -

The accompanying notes are an integral part of these consolidated financial statements

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
From June 7, 1989 (Date of inception) to March 31, 2004
(expressed in US dollars)


                                                                       Deficit
                                                                     Accumulated
                                                         Additional  During the
                                         Common Stock      Paid-in   Development
                                       Shares     Amount   Capital       Stage       Total
                                          #          $        $            $            $

Balance -June 7, 1989 (Date of
inception)                                  -          -         -           -           -

Stock issued for services at
$0.045 per share                       50,000         50    (2,450)          -       2,500

Net loss for the period                     -          -         -      (2,500)     (2,500)
-------------------------------------------------------------------------------------------

Balance - March 31, 1997               50,000         50    (2,450)     (2,500)          -

Sale of common stock for cash
at $1.05 per share                     55,800         56    59,944           -      60,000

Net loss for the year                       -          -         -     (52,100)    (52,100)
-------------------------------------------------------------------------------------------

Balance - March 31, 1998              105,800        106    62,394     (54,600)      7,900

Sale of common stock for cash
at $6.75 per share                      1,720          2    11,498           -      11,500

Net loss for the year                       -          -         -     (21,400)    (21,400)
-------------------------------------------------------------------------------------------

Balance - March 31, 1999              107,520        108    73,892     (76,000)     (2,000)

Sale of common stock for cash
at $25.00 per share                     1,460          1    36,499           -      36,500

Net loss for the year                       -          -         -     (12,471)    (12,471)
-------------------------------------------------------------------------------------------

Balance - March 31,2000               108,980        109   110,391     (88,471)     22,029

Sale of common stock for cash
at $28.35 per share                       657          1    18,624           -      18,625

Stock cancelled and returned           (2,000)        (2)   (1,998)          -      (2,000)

Net loss for the year                       -          -         -     (82,446)    (82,446)
-------------------------------------------------------------------------------------------

Balance - March 31, 2001              107,637        108   127,017  (170,917)      (43,792)

Stock cancelled and returned             (680)        (1)        1         -             -

Stock reissued                            366          -         -         -             -

Donated capital                             -          -    27,475         -        27,475

  Net loss for the year                     -          -         -   (50,750)      (50,750)
-------------------------------------------------------------------------------------------

Balance - March 31, 2002              107,323        107   154,493  (221,667)      (67,067)

Acquisition of SETI                   111,275        111    16,580  (660,217)     (643,526)

Cancellation of shares                (50,000)       (50)   (7,450)        -        (7,500)

Sale of common stock for cash
   at $75.00 per share                  1,933          2   144,998         -       145,000

Offering costs                              -          -    (6,000)        -        (6,000)

Forgiveness of debt                         -          -    20,250         -        20,250

Donated capital                             -          -    26,059         -        26,059

Net loss for the year                       -          -         -  (195,666)     (195,666)
-------------------------------------------------------------------------------------------

Balance - March 31, 2003              170,531        170   348,930  (1,077,550)   (728,450)

Sale of common stock for cash
   at $75.00 per share                    620          1    46,499         -        46,500

Adjustment for non-cancellation
of shares                              50,000         50       (50)        -             -

Shares repurchased                    (33,178)       (33)   (1,267)        -        (1,300)

Donated capital                             -          -    71,767         -        71,767

Net loss for the year                       -          -         -  (915,529)     (915,529)
-------------------------------------------------------------------------------------------

Balance - March 31, 2004              187,973        188   465,879  (1,993,079)  (1,527,012)
============================================================================================


The accompanying notes are an integral part of these consolidated financial statements

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2004
(Expressed in US dollars)


1. Nature of Operations and Continuance of Business
   The Company was incorporated in Washington on June 7, 1989 under the name P.L.D.F.E.T., Inc. On March 17, 2000, the Company changed its name to Travelshorts.com, Inc. On May 5, 2005, the Company changed its name to Sharps Elimination Technologies, Inc. On August 25, 2005, the Company changed its name to Quantum MRI, Inc. The Company is in the development stage as defined by the Statement of Financial Accounting Standard ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises". The Company's principal business is the development, manufacture and selling of Needle-Ease(TM), a device used for the safe disposal of used needles and hypodermic syringes.

   On December 3, 2002, the Company acquired all of the issued and outstanding shares of SETI Corp. ("SETI") in exchange for 111,275 newly issued split-adjusted shares of the Company's common stock. Prior to the acquisition, the Company had no operations and was considered a public shell. SETI was also a development stage company with no operations, however had a licensing agreement for certain patented technology (see Note 5). Accordingly, since SETI was not considered a business, the transaction was accounted for as a recapitalization of the public shell and the issuance of stock by the Company for the assets and liabilities of SETI. The value of the net assets of SETI is the same as their historical book value, which included the licensing agreement of $274,964 and liabilities assumed of $918,490. In addition, as part of the transaction, the former president returned 50,000 split-adjusted common shares to the Company for cancellation.

   The accompanying consolidated financial statements include the historical accounts of SETI since December 3, 2002. All significant intercompany balances and transactions have been eliminated in consolidation.

     At March 31, 2004, the Company had a working capital deficit of $1,534,174 and accumulated losses of $1,993,079 since inception. The ability of the Company to continue as a going concern is dependent on its ability to emerge from the development stage with respect to its planned principal business activity, attaining profitable operations and raising additional debt and/or equity financing to fund its operations. Management's plan in this regard is to raise additional funding through private offerings and bring its product to market. The consolidated financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company discontinue operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

2.    Significant Accounting Policies

(a)   Basis of Presentation

      These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are expressed in US dollars. These financial statements include accounts of the Company and its wholly-owned subsidiary, SETI Significant Accounting Policies

      Corp. All significant intercompany transactions and balances have been eliminated. The Company's fiscal year end is March 31.

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2004
(Expressed in US dollars)


   2. Significant Accounting Policies (continued)

(b)   Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

(c)   Cash Equivalents

      The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

(d)   Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation and consist of computer and office furniture. These assets are depreciated on a straight-line basis using an estimated useful life of five years.

(e)   Comprehensive Income

      SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at March 31, 2004 and 2003, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

(f)   Product Development Costs

      Product development costs related to the Needle-Ease(TM) technology are expensed as incurred.

(g)   Long-lived Assets

      In accordance with the SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

(h)   Foreign Currency Translation

      The Company's functional and reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2004
(Expressed in US dollars)


(i)   Intangible Assets

      Intangible assets consist of license and patent technology related to the Needle-Ease(TM) technology. These license and patent technologies were being amortized on a straight-line basis over the life of the license agreement, which expires in 2015. The Company recognized an impairment loss of $252,819 during the year ended March 31, 2004 as there is no assurance the Company will be able to generate revenues from the technology, or if revenues are generated, that it will be profitable.

(j)   Income Taxes

      Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

(k)   Stock-based Compensation

      The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company's employee stock options is less than the market price of the underlying common stock on the date of grant. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), established a fair value based method of accounting for stock-based awards. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

      All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

(l)   Financial Instruments

      The carrying value of cash, convertible notes payable, accounts payable and accrued liabilities and amounts due to related parties approximate fair value due to the relatively short maturity of these instruments.

(m)   Revenue Recognition

      The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104 when there is persuasive evidence of an arrangement, delivery of products has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. The Company realized revenue in prior fiscal years from the prior business related to a service agreement to provide video services accessible through the internet.

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2004
(Expressed in US dollars)

(n)   Basic and Diluted Net Income (Loss) per Share

      The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share", which requires presentation of both basic and diluted earnings per shares (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

(o)   Reclassification

      Certain reclassifications have been made to the prior year's financial statements to conform to the current period's presentation.

(p)   Recent Accounting Pronouncements

      In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance.

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2004
(Expressed in US dollars)


      SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company's results of operations or financial position

      In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2004
(Expressed in US dollars)


3.    Property and Equipment

                                                         March 31,    March 31,
                                                           2004          2003
                                         Accumulated  Net Carrying  Net Carrying
                                   Cost  Depreciation     Value        Value
                                     $         $            $            $


   Office  furniture and computer
   hardware                         9,391     2,229      7,162           -
   ----------------------------------------------------------------------------

4.    Acquisition of Subsidiary

   On December 3, 2002, the Company acquired all of the issued and outstanding shares of SETI Corp. ("SETI") in exchange for 111,275 newly issued split-adjusted shares of the Company's common stock valued at $16,691. Prior to the acquisition, the Company had no operations and was considered a public shell. SETI was also a development stage company with no operations, however had a licensing agreement for certain patented technology (see Note 5). Accordingly, since SETI was not considered a business, the transaction was accounted for as a recapitalization of the public shell and the issuance of stock by the Company for the assets and liabilities of SETI. The value of the net assets of SETI is the same as their historical book value, which included the licensing agreement of $274,964 and liabilities assumed of $918,490. In addition, as part of the transaction, the former president returned 50,000 split-adjusted common shares to the Company for cancellation.


         Licensing Agreement                               $  274,964
         SETI Liabilities                                    (918,490)
         Common shares of the Company                         (16,691)

         Paid by the issuance of 111,275 shares of common
         stock                                             $ (660,217)
        -------------------------------------------------------------------
5.    Intangible Assets

                                                         March 31,    March 31,
                                                           2004          2003
                                         Accumulated  Net Carrying  Net Carrying
                                   Cost  Depreciation     Value        Value
                                     $         $            $            $
   ----------------------------------------------------------------------------

   License and patent technology  300,000   300,000          -     269,428
   ----------------------------------------------------------------------------

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2004
(Expressed in US dollars)


5. Intangible Assets (continued)


    By an Agreement dated November 12, 2001, as amended on June 28, 2005, the Company acquired from Spectrum Meditech Inc. ("Spectrum"), a company controlled by the President of the Company, an exclusive license to the Needle-Ease(TM) technology. The technology includes that disclosed in the patent held by Spectrum, as well as blueprints, drawings, specifications, engineering data, engineering calculations, processes, apparatuses, and parts relating to the Needle-Ease(TM) product. Included as part of the licences are the rights to use the Needle-Ease(TM) trademarks and tradenames.

    In consideration for the license, the Company agreed to:

     a)   Pay Spectrum $300,000 no later than December 31, 2005;

     b) Pay Spectrum a royalty of $3.25 for each product sold, provided, however, that the Company pay a minimum of $100,000 per year, commencing with the year ended December 31, 2005, and

     c)   Issue 5,333 split-adjusted shares of common stock.

    The Company recognized $16,609 of amortization during the year ended March 31, 2004. The Company recognized an impairment loss of $252,819 during the year ended March 31, 2004 as there is no assurance the Company will be able to generate revenues from the technology, or if revenues are generated, that it will be profitable.

6.    Related Party Transactions

(a) During the year ended March 31, 2004, management fees of $120,000 were charged to operations pursuant to an executive services agreement with the President of the Company (March 31, 2003 - $30,000), and expenses incurred on behalf of the Company of $36,792 (March, 31 2003 - $9,000) were paid by the President.
(b) As of March 31, 2003, the Company's president, and a company controlled by the president are owed $1,130,683 relating to amounts assumed by the Company at the acquisition of SETI and subsequent advances made to the Company. These amounts have no due date and are non-interest bearing. During the year ended March 31, 2004, interest of $51,143 (March 31, 2003
      - $14,269) has been imputed at twice prime and charged to operations with a corresponding credit to additional paid-in capital.
(c)   Refer to Note 5.
(d) During the year ended March 30, 2004, the Company recognized a total of $20,624 (March 30, 2003 - $1,125) for donated rent provided by the President of the Company.

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2004
(Expressed in US dollars)


6.    Related Party Transactions (continued)

(e) The Company recognized donated services until September 1, 2002 when the Company entered into an agreement with the President of the Company to provide services for $120,000 per annum. The agreement is for a term of three years.


7.    Convertible Notes Payable

(a) On January 5, 2004, February 3, 2004, February 19, 2004 and February 26, 2004, the Company issued four convertible promissory notes of $25,000 each for aggregate cash proceeds of $100,000. These notes are due in one year from the date of issue, and bear interest at 5.5% per annum. The holders can convert the principal and accrued interest at any time at a conversion price of $0.03 per share. At March 31, 2004, $821 of interest has been accrued. On July 12, 2004, the Company issued 22,222 split-adjusted shares of common stock upon the conversion of the promissory notes in full.

(b) On December 17, 2003, the Company issued a convertible promissory note for cash proceeds of $185,000. The note is due on December 17, 2006, and bears interest at 5.5% per annum. The holder can convert the principal and accrued interest at any time at a conversion price of $0.03 per share. At March 31, 2004, $2,871 of interest has been accrued. On June 29, 2004, the Company issued 41,111 split-adjusted shares of common stock upon the conversion of the promissory note in full.

8.    Common Stock

(a) On May 5, 2005, the Company completed a reverse stock split on the basis of 1 new share of common stock for every 150 old shares of common stock outstanding. All per share amounts have been retroactively restated to reflect the reverse stock split with no change in par value.

(b) In April 2002, the Company issued 620 split-adjusted units for cash proceeds of $46,500. Each unit consisted of one share of common stock and one share purchase warrant. Each warrant entitled the holder to acquire an additional share of common stock at a price of $150 per split-adjusted share up to December 31, 2004. All warrants subsequently expired in full without exercise.

(c) On April 16, 2002, the Company repurchased and cancelled 33,178 split-adjusted shares of common stock in consideration for $1,300.

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2004
(Expressed in US dollars)

Common Stock (continued)

(d)   Share Purchase Warrants

      The following table summarizes the continuity of the Company's warrants:

                                                                        Weighted
                                                                        average
                                                      Number of         exercise
                                                      split-adjusted    price
                                                      shares            $
                                                      ------------------------
               Balance, March 31, 2002
               Issued                                     1,933        $150.00
               Exercised                                     --             --
               Expired                                       --             --
                                                      -------------------------
               Balance March 31, 2003                     1,933        $150.00
               Issued                                       620        $150.00
               Exercised                                     --             --
               Expired                                       --             --
                                                      --------------------------
               Balance, March 31, 2004                    2,553        $150.00
                                                      ==========================


      At March 31 2004, the following share purchase warrants were outstanding:

            Number of
            Warrants         Exercise Price     Expiry Date
            ---------        --------------     -----------

            2,553               $150         December 31, 2004


9.    Contingencies

    A claim has been asserted against the Company, its subsidiary and President alleging that the Company and/or its President are liable to for a loan in the amount of approximately $250,000 (USD), and that there was a failure to deliver approximately 53,333 split-adjusted shares of the Company's common stock which were to be held as security for the loan The Company intends to vigorously defend itself in this matter and management feels it has meritorious defenses. This action is in a very preliminary stage and it is not possible to determine the probable outcome. The accompanying financial statements do no include any provision for possible loss.

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2004
(Expressed in US dollars)


10.   Income Taxes

     Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $1,260,000 which expire through 2024. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended March 31, 2004 and 2003, the valuation allowance established against the deferred tax assets increased by $287,000 and $67,000, respectively.

    The components of the net deferred tax asset at March 31, 2004 and 2003 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

                           March 31,      March 31,
                           2004           2003
                           $              $
------------------------------------------------------

Net Operating Loss        1,260,000       414,000

Statutory Tax Rate               34%          34%

Effective Tax Rate                -             -

Deferred Tax Asset          428,000       141,000

Valuation Allowance        (428,000)     (141,000)
------------------------------------------------------

Net Deferred Tax Asset            -             -
------------------------------------------------------

11.   Subsequent events

(a) On November 15, 2005, the Company issued 6,000,000 shares of its' common stock to the President of the Company for services rendered.
(b) On September 28, 2005, the Company issued 35,000 units for total cash proceeds of $10,500.
(c) On August 25, 2005, the Company changed its name to Quantum MRI, Inc. (d) During the period ended June 30, 2005, the Company closed a private placement offering for subscriptions of 485,000 units of the Company at a purchase price of $0.30 per unit. Each unit consists of one common share of the Company and one share purchase warrant. Each warrant may be exercised within one year of the date of issuance to the purchaser at a price of $0.50 per share. On June 30, 2005, the Company issued 485,000 units for cash proceeds of $139,950 net of offering costs of $5,550.
(e) On May 5, 2005, the Company completed a reverse stock split on the basis of one new share of common stock for every 150 old shares of common stock outstanding. All per share amounts have been retroactively restated to reflect the reverse stock split.
(f) On May 5, 2005, the Company changed its name to Sharps Elimination Technologies, Inc.

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2004
(Expressed in US dollars)



(g) On May 5, 2005, the Company increased its authorized capital stock to allow for the issue of 100,000 shares of preferred stock.
(h) On July 12, 2004, the Company converted $7,275 of notes payable to 1,617 split-adjusted shares of common stock at a split-adjusted conversion rate of $4.50 per share
(i) On July 12, 2004, the Company converted $100,000 of notes payable to 22,222 split-adjusted shares of common stock at a split-adjusted conversion rate of $4.50 per share.
(j) On June 30, 2004, the Company issued 33,333 split-adjusted shares of common stock to the President of the Company for services rendered at a fair value of $100,000.
(k) On June 29, 2004, the Company converted $185,000 of notes payable to 41,111 split-adjusted shares of common stock at a split-adjusted conversion rate of $4.50 per share.
(l) On April 9, 2004 the Company established an Incentive Stock Option Plan, a Non-Qualified Stock Option Plan and a Stock Bonus Plan to issue up to a total of 66,667 split-adjusted shares to employees.

                                   SIGNATURES

    In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of December 2005.

                                  QUANTUM MRI, INC.


                                  By   /s/ Kelly Fielder
                                      ------------------------------------------
                                      Kelly Fielder, President and Principal
                                      Financial and Accounting Officer


    Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                     Title                    Date

/s/ Kelly Fielder
----------------------
Kelly Fielder                       Director             December 2, 2005