Form 10QSB
period 2004-06-30
TRAVELSHORTS COM INC
filed 2005-12-02
CIK 1123844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

(  )  TRANSITION   REPORT  PURSUANT  TO  SECTION  13  OR  15  (d)  OF  THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number 0-31357

                                QUANTUM MRI, INC.

           Washington                                  54-0231483
------------------------------------       ---------------------------------
 State or other jurisdiction               (I.R.S.) Employer Identification No.
of incorporation

                                4750 Paton Street
                 Vancouver, British Columbia, Canada V6L 2J1
                     Address of principal executive offices

                                  303-506-1633
               Registrant's telephone number, including area code

                                      N/A
                  Former address of principal executive offices

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.

      Yes                              No         X
            ---------------                  ---------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

      Yes             X                No    ________
            ---------------

               As of November 15, 2005, the Company had 6,806,256
                       outstanding shares of common stock.

                                QUANTUM MRI, INC.

                              FINANCIAL STATEMENTS

QUANTUM MRI, INC.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)

June 30, 2004


                                                                         Index


Consolidated Balance Sheet.................................................F-1

Consolidated Statements of Operations......................................F-2

Consolidated Statements of Cash Flows......................................F-3

Notes to the Consolidated Financial Statements.............................F-4

                                QUANTUM MRI, INC.
                        (formerly Travelshorts.com, Inc.)
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                           (Expressed in U.S. dollars)
                                   (unaudited)

                                                               June 30, 2004
ASSETS                                                          (unaudited)

Current Asset

  Cash                                                              138
                                                                -------
Total Current Assets                                                138

Property and Equipment (Note 3)                                   6,692
                                                                -------
Total Assets                                                      6,830
                                                                =======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

    Accounts payable                                            111,872
    Accrued liabilities                                          19,601
    Due to related parties (Note 6)                           1,163,489
    Convertible notes payable (Note 7(a) and (b))               107,275
                                                              ---------

Total Liabilities                                             1,402,237
                                                              ---------

Commitments and Contingencies (Notes 1 and 9)

Stockholders' (Deficit)
Common Stock:
     Authorized: 50,000,000 shares, par value $0.001
     Issued: 262,417 shares                                         262

Additional Paid in Capital                                      769,783

Deficit Accumulated During the Development Stage             (2,165,452)
                                                              ---------

Total Stockholders' (Deficit)                                (1,395,407)
                                                              ---------
Total Liabilities and Stockholders' (Deficit)                     6,830
                                                              =========

The accompanying notes are an integral part of these financial statements.

                                QUANTUM MRI, INC.
                        (formerly Travelshorts.com, Inc.)
                          (A Development Stage Company)
                      Consolidated Statement of Operations
                           (Expressed in U.S. dollars)
                                   (unaudited)

                                   Accumulated
                                        From        For the     For the
                                    June 7, 1989     Three       Three
                                      (Date of      Months       Months
                                     Inception)      Ended     Ended June
                                    to June 30,    June 30,       30,
                                        2004         2004         2003
                                         $             $           $
                                   ----------------------------------------

Revenue                                 2,731            -           -
                                   ----------      -------      ------

Expenses

Consulting                            162,571        2,173      46,378
Donated rent                           29,249        5,700           -
Donated services                       28,070            -           -
General and administrative            247,310       10,608      61,931
Impairment loss on intangible asset   252,819            -           -
Imputed interest  (Note 6(b))          87,085       13,278       6,500
Investor relations                     86,730            -      43,075
Management fees                       280,000      130,000      30,000
Product development                    92,402            -      38,439
Professional fees                     241,729       10,614       9,230
                                   ----------     --------     -------

Total Expenses                      1,507,965      172,373     235,553
                                   ==========     ========     =======

Net Loss For the Period            (1,505,234)   (172,373)   (235,553)
                                   ==========    =========   =========

Net Loss Per Share - Basic and
    Diluted                                         (0.92)      (1.39)
                                                 =========   =========

Weighted Average Shares
Outstanding                                        188,000     169,000
                                                 =========   =========


The accompanying notes are an integral part of these financial statements.
                                      F-3

                                QUANTUM MRI, INC.
                        (formerly Travelshorts.com, Inc.)
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                           (Expressed in U.S. dollars)
                                   (unaudited)

                                                  For the Three   For the Three
                                                   Months Ended    Months Ended
                                                      June 30,       June 30,
                                                        2004            2003
                                                          $               $
                                                  ------------------------------

Operating Activities

Net loss for the period                                 (172,373)     (235,553)

Adjustment to reconcile net loss to
net cash used in operating activities
Imputed interest                                          13,278         6,500
Donated rent                                               5,700             -
Depreciation and amortization                                470         5,536
Stock-based compensation                                 100,000             -

Changes in operating assets and liabilities:
 Increase (decrease) in due to related
parties                                                   32,806        (6,511)
Increase in accounts payable and accrued
liabilities                                               13,794         3,178
                                                       ---------     ----------

Net Cash Used in Operating Activities
                                                          (6,325)     (226,850)
                                                       ---------     ----------

Investing Activities

   Purchase of property and equipment                          -       (13,025)
                                                       =========     ==========

Net Cash Used in Investing Activities                          -       (13,025)
                                                       =========     ==========

Financing Activities

   Proceeds from convertible notes
payable                                                    7,275             -
   Proceeds from issuance of common stock                      -       231,500
                                                       ---------     ----------

Net Cash Flows Provided By Financing
Activities                                                 7,275       231,500
                                                       =========     ==========

Increase (Decrease) In Cash                                  950        (8,375)

Cash - Beginning of Period                                  (812)       15,412
                                                       ---------     ----------

Cash - End of Period                                         138        7,037
                                                       ---------     ----------

Non-cash Investing and Financing
Activities

   Stock-based compensation                              100,000            -
   Shares issued on conversion of notes
payable                                                  185,000            -
                                                       =========     ==========


Supplemental Disclosures

   Interest paid                                               -             -
  Income taxes paid                                            -             -


The accompanying notes are an integral part of these financial statements.

                                QUANTUM MRI, INC.
                        (formerly Travelshorts.com, Inc.)
                          (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                                  June 30, 2004
                           (Expressed in U.S. dollars)

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

   The accompanying consolidated financial statements include the historical accounts of SETI since December 3, 2002. All significant inter-company balances and transactions have been eliminated in consolidation.

   At June 30, 2004, the Company had a working capital deficit of $1,402,099 and accumulated losses of $2,165,452 since inception. The ability of the Company to continue as a going concern is dependent on its ability to emerge from the development stage with respect to its planned principal business activity, attaining profitable operations and raising additional debt and/or equity financing to fund its operations. Management's plan in this regard is to raise additional funding through private offerings and bring its product to market. The consolidated financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company discontinue operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

2. Significant Accounting Policies
(a)   Basis of Presentation
      These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are expressed in US dollars. These financial statements include accounts of the Company and its wholly-owned subsidiary, SETI Corp. All significant inter-company transactions and balances have been eliminated. The Company's fiscal year end is March 31.

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

(j)   Income Taxes
      Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years

(k)   Stock-based Compensation
      The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company's employee stock options is less than the market price of the underlying common stock on the date of grant. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), established a fair value based method of accounting for stock-based awards. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

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

(m)   Revenue Recognition
      The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104 when there is persuasive evidence of an arrangement, delivery of products has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collection is reasonably assured. The Company realized revenue in prior fiscal years from the prior business related to a service agreement to provide video services accessible through the internet.

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

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

     In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R. 3. Property and Equipment

                                                      June 30,         June 30,
                                                        2004            2003
                                    Accumulated      Net Carrying   Net Carrying
                             Cost   Depreciation         Value         Value
                              $          $                $               $
   ----------------------------------------------------------------------------
   Office furniture and
   computer hardware          9,391      2,699           6,692             -
                           ========    =======          ======        ======

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

        Licensing Agreement                    $   274,964
        SETI Liabilities                          (918,490)
        Common shares of the Company               (16,691)
                                             -------------

        Paid by the issuance of 111,275 shares
           of common stock                      $ (660,217)
                                                -----------

5. Intangible Assets

                                                      June 30,         June 30,
                                                        2004            2003
                                    Accumulated      Net Carrying   Net Carrying
                             Cost   Depreciation         Value         Value
                              $          $                $               $
   ----------------------------------------------------------------------------
   License and patent
   technology              300,000     300,000              -          269,428
                          ========     =======         ======          =======


    By an Agreement dated November 12, 2001, as amended on June 28, 2005, the Company acquired from Spectrum Meditech Inc. ("Spectrum"), a company controlled by the President of the Company, an exclusive license to the Needle-Ease(TM) technology. The technology includes that disclosed in the patent held by Spectrum, as well as blueprints, drawings, specifications, engineering data, engineering calculations, processes, apparatuses, and parts relating to the Needle-Ease(TM) product. Included as part of the licences are the rights to use the Needle-Ease(TM) trademarks and trade names.

    In consideration for the license, the Company agreed to:

     a)   Pay Spectrum $300,000 no later than December 31, 2005;

     b) Pay Spectrum a royalty of $3.25 for each product sold, provided, however, that the Company pay a minimum of $100,000 per year, commencing with the year ended December 31, 2005; and

     c)   Issue 5,333 split-adjusted shares of common stock.

    The Company recognized $16,609 of amortization during the year ended March 31, 2004. The Company recognized an impairment loss of $252,819 during the year ended March 31, 2004 as there is no assurance the Company will be able to generate revenues from the technology, or if revenues are generated, that it will be profitable.

6.    Related Party Transactions

(a) During the period ended June 30, 2004, management fees of $130,000 were charged to operations pursuant to an executive services agreement with the President of the Company (June 30, 2003 - $30,000), and expenses incurred on behalf of the Company of $2,806 (June 30, 2003 - $nil) were paid by the President.
(b) As of June 30, 2004, the Company's President, and a company controlled by the president are owed $1,163,489 relating to amounts assumed by the Company at the acquisition of SETI and subsequent advances made to the Company. These amounts have no due date and are non-interest bearing. During the period ended June 30, 2004, interest of $13,278 (June 30, 2003
      - $6,500) has been imputed at twice prime and charged to operations with a corresponding credit to additional paid-in capital.
(c) The Company entered into an employment agreement dated September 1, 2002 with the President of the Company to provide services for $120,000 per annum. The agreement is for a term of three years.

(d)   Refer to Note 5.
(e) During the period ended June 30, 2004, the Company recognized a total of $5,700 (June 30, 2003 - $nil) for donated rent provided by the President of the Company.
(f) The Company recognized donated services until September 1, 2002 when the Company entered into an agreement with the President of the Company to provide services for $120,000 per annum. The agreement is for a term of three years.

7.    Convertible Notes Payable
(a) On January 5, 2004, February 3, 2004, February 19, 2004 and February 26, 2004, the Company issued four convertible promissory notes of $25,000 each for aggregate cash proceeds of $100,000. On June 4, 2004, the Company issued a convertible promissory note for aggregate cash proceeds of 7,250. These notes are due in one year from the date of issue, and bear interest at 5.5% per annum. The holders can convert the principal and accrued interest at any time at a conversion price of $0.03 per share. At June 30, 2004, $2,221 of interest has been accrued. On July 12, 2004, the Company issued 22,222 split-adjusted shares of common stock upon the conversion of the promissory notes in full.
(b) On December 17, 2003, the Company issued a convertible promissory note for cash proceeds of $185,000. The note is due on December 17, 2006, and bears interest at 5.5% per annum. The holder can convert the principal and accrued interest at any time at a conversion price of $0.03 per share. At June 30, 2004, $5,380 of interest has been accrued. On June 29, 2004, the Company issued 41,111 split-adjusted shares of common stock upon the conversion of the promissory note in full.

8.    Common Stock
(a) On May 5, 2005, the Company completed a reverse stock split on the basis of 1 new share of common stock for every 150 old shares of common stock outstanding. All per share amounts have been retroactively restated to reflect the reverse stock split with no change in par value.
(b) On June 30, 2004, the Company issued 33,333 split-adjusted shares of common stock to the President of the Company for services rendered at a fair value of $100,000.
(c) On June 29, 2004, the Company converted $185,000 of notes payable to 41,111 split-adjusted shares of common stock at a split-adjusted conversion rate of $4.50 per share.
(d) On April 9, 2004, the Company established an Incentive Stock Option Plan, a Non-Qualified Stock Option Plan and a Stock Bonus Plan to issue up to a total of 66,667 split-adjusted shares to employees.

(e) On April 16, 2003, the Company repurchased and cancelled 33,178 split-adjusted shares of common stock in consideration for $1,300.

(f) In April, 2003, the Company issued 620 split-adjusted units for cash proceeds of $46,500. Each unit consisted of one share of common stock and one share purchase warrant. Each warrant entitled the holder to acquire an additional share of common stock at a price of $150 per split-adjusted share up to December 31, 2004. All warrants subsequently expired in full without exercise.
(g)   Share Purchase Warrants
      The Company has 2,553 share purchase warrants outstanding which are exercisable to acquire 2,553 split-adjusted shares of common stock at $150 per share, to December 31, 2004. These warrants subsequently expired in full without exercise.

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

10.      Subsequent events
(a) On November 15, 2005, the Company issued 6,000,000 shares of its' common stock to the President of the Company for services rendered.
(b) On September 28, 2005, the Company issued 35,000 units for total cash proceeds of $10,500.
(c)      On August 25, 2005, the Company changed its name to Quantum MRI, Inc.
         (d) During the three-month period ended June 30, 2005, the Company closed a private placement offering for subscriptions of 485,000 units of the Company at a purchase price of $0.30 per unit. Each unit consists of one common share of the Company and one share purchase warrant. Each warrant may be exercised within one year of the date of issuance to the purchaser at a price of $0.50 per share. On June 30, 2005, the Company issued 485,000 units for cash proceeds of $139,950 net of offering costs of $5,550.
(e) On May 5, 2005, the Company completed a reverse stock split on the basis of one new share of common stock for every 150 old shares of common stock outstanding. All per share amounts have been retroactively restated to reflect the reverse stock split.
(f) On May 5, 2005, the Company changed its name to Sharps Elimination Technologies, Inc.
(g) On May 5, 2005, the Company increased its authorized capital stock to allow for the issue of 100,000 shares of preferred stock.
(h) On July 12, 2004, the Company converted $7,275 of notes payable to 1,617 split-adjusted shares of common stock at a split-adjusted conversion rate of $4.50 per share
(i) On July 12, 2004, the Company converted $100,000 of notes payable to 22,222 split-adjusted shares of common stock at a split-adjusted conversion rate of $4.50 per share.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

During the three months ended June 30, 2004, the Company did not have any revenues. During this period of time the Company was primarily involved in attempting to raise capital for its operations.

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

ITEM 3. CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures by Kelly Fielder, the Company's President and Chief Financial Officer, as of June 30, 2004, such officer has concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors during the three months ended June 30, 2004, that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II
                                OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      Number        Exhibit

        31          Rule 13a-14(a) Certifications

        32          Section 1350 Certifications

(b) Reports on Form 8-K

     On June 29, 2004, the Company filed an 8-K report disclosing a change in its auditors.

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 2, 2005.

                                          QUANTUM MRI, INC.



                                          By: /s/ Kelly Fielder
                                             -----------------------------
                                             Kelly  Fielder,  President  and
                                             Principal     Financial     and
                                             Accounting Officer