Form 10QSB
period 2004-09-30
TRAVELSHORTS COM INC
filed 2005-12-02
CIK 1123844

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                        FORM 10-QSB
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                             OR

(  )  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number 0-31357

                                     QUANTUM MRI, INC.

     Washington                                      54-0231483
State or other jurisdiction             (I.R.S.) Employer Identification No.
of incorporation

                                4750 Paton Street
                   Vancouver, British Columbia, Canada V6L 2J1
                         ------------------------------
                     Address of principal executive offices

                                  303-506-1633
                             ----------------------
               Registrant's telephone number, including area code

                                       N/A
                               ------------------
                  Former address of principal executive offices

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.

                       Yes  ______           No   X
                                                -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

                       Yes   X               No _____
                           -----


     As of November 15, 2005, the Company had 6,806,256 outstanding shares of common stock.

                                QUANTUM MRI, INC.

                              FINANCIAL STATEMENTS

QUANTUM MRI, INC.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)

September 30, 2004


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





     The accompanying notes are an integral part of these financial statements

                                QUANTUM MRI, INC.
                        (formerly Travelshorts.com, Inc.)
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                           (Expressed in U.S. dollars)
                                   (unaudited)

                                                                  September 30,
                                                                      2004
                                                                        $

ASSETS

Current Assets

  Prepaid expenses                                                      400
--------------------------------------------------------------------------------

Total Current Assets                                                    400

Property and Equipment (Note 3)                                       6,222
--------------------------------------------------------------------------------

Total Assets                                                          6,622
--------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

 Bank overdraft                                                         111
 Accounts payable                                                   116,565
 Accrued liabilities                                                 22,864
 Due to related parties (Note 6)                                  1,173,375
 Convertible notes payable (Note 7(a))                               65,000
--------------------------------------------------------------------------------

Total Liabilities                                                 1,377,915
--------------------------------------------------------------------------------


Commitments and Contingencies (Notes 1 and 9)

Stockholders' Equity (Deficit)

Common Stock:
 Authorized: 50,000,000 shares, par value $0.001
 Issued: 286,256 shares                                                 286

Additional Paid in Capital                                          897,925

Deficit Accumulated During the Development Stage                 (2,269,504)
--------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                             (1,371,293)
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity (Deficit)                  6,622
================================================================================

     The accompanying notes are an integral part of these financial statements

                                     QUANTUM MRI, INC.
                             (formerly Travelshorts.com, Inc.)
                               (A Development Stage Company)
                            Consolidated Statement of Operations
                                (Expressed in U.S. dollars)
                                        (unaudited)

                              Accumulated
                                  From
                              June 7,1989
                                (Date of                          For the Six
                               Inception)     For the Three         Months
                              To September     Months Ended          Ended
                                  30,         September 30,      September 30,
                                 2004         2004      2003     2004     2003
                                   $            $        $        $        $

Revenue                           2,731          -        -        -        -
--------------------------------------------------------------------------------

Expenses

Consulting                      168,647      6,076   23,526    8,249   69,904
Donated rent                     35,214      5,965        -   11,665        -
Donated services                 28,070          -        -        -        -
General and administrative      258,789     11,479   39,053   22,086   100,984
Impairment loss on
intangible asset                252,819          -        -        -        -
Imputed interest  (Note                                        8,204
6(b))                           102,011     14,926    6,500   2        13,000
Investor relations               86,730          -   10,219        -   53,294
Management fees                 310,000     30,000   30,000   160,000  60,000
Product development              92,402          -        -        -   38,439
Professional fees               277,335     35,606   30,000   46,220   39,230
--------------------------------------------------------------------------------

Total Expenses                1,612,017    104,052   139,298  276,424  374,851
--------------------------------------------------------------------------------

Net Loss For the Period     (1,609,286)    (104,052) (139,298)(276,424)(374,851)
================================================================================


Net Loss Per Share - Basic
and Diluted                                   (0.50)   ( 0.63)   (1.17)   (1.69)
================================================================================


Weighted Average Shares
Outstanding                                 209,000   222,000  236,000  222,000
================================================================================

     The accompanying notes are an integral part of these financial statements

                                QUANTUM MRI, INC.
                        (formerly Travelshorts.com, Inc.)
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                           (Expressed in U.S. dollars)
                                   (unaudited)

                                                           For the Six Months
                                                                 Ended
                                                             September 30,
                                                           2004        2003
                                                            $            $

Operating Activities

Net loss for the period                                 (276,424)    (374,851)

Adjustment to reconcile net loss to
net cash used in operating activities
Imputed interest                                          28,204       13,000
Donated rent                                              11,665
Depreciation and amortization                                940       11,072
Stock-based compensation                                 100,000            -

Changes in operating assets and
liabilities:
 (Increase) in prepaid expenses                             (400)           -
 Increase in due to related parties                       42,692       91,411
Increase in accounts payable and
accrued liabilities                                       21,750       29,755
--------------------------------------------------------------------------------

Net Cash Used in Operating Activities                    (71,573)    (229,613)
--------------------------------------------------------------------------------

Investing Activities

   Purchase of property and equipment                          -      (14,585)
--------------------------------------------------------------------------------

Net Cash Used in Investing Activities                          -      (14,585)
--------------------------------------------------------------------------------

Financing Activities

   Bank overdraft                                            111            -
   Proceeds from convertible notes payable                72,274            -
   Proceeds from issuance of common stock                      -      231,500
--------------------------------------------------------------------------------

Net Cash Flows Provided By Financing
Activities                                                72,385      231,500
--------------------------------------------------------------------------------

Increase (Decrease) In Cash                                  812      (12,698)

Cash - Beginning of Period                                  (812)      15,412
--------------------------------------------------------------------------------

Cash - End of Period                                           -        2,714
================================================================================

Non-cash Investing and Financing
Activities

   Stock-based compensation                              100,000            -
   Shares issued on conversion of notes payable          292,275            -
================================================================================

Supplemental Disclosures

   Interest paid                                               -            -
  Income taxes paid                                            -            -


     The accompanying notes are an integral part of these financial statements

                                QUANTUM MRI, INC.
                        (formerly Travelshorts.com, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2004
                           (Expressed in U.S. dollars)


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

     At September 30, 2004, the Company had a working capital deficit of $1,377,515 and accumulated losses of $2,269,504 since inception. The ability of the Company to continue as a going concern is dependent on its ability to emerge from the development stage with respect to its planned principal business activity, attaining profitable operations and raising additional debt and/or equity financing to fund its operations. Management's plan in this regard is to raise additional funding through private offerings and bring its product to market. The consolidated financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company discontinue operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                                QUANTUM MRI, INC.
                        (formerly Travelshorts.com, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2004
                           (Expressed in U.S. dollars)


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

(g)   Long-lived Assets

     In accordance with the SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest

                                QUANTUM MRI, INC.
                        (formerly Travelshorts.com, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2004
                           (Expressed in U.S. dollars)


2.   Significant Accounting Policies (continued)

   (g)Long-lived Assets (continued)

     impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

                                QUANTUM MRI, INC.
                        (formerly Travelshorts.com, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2004
                           (Expressed in U.S. dollars)


2.  Significant Accounting Policies (continued)

    (k) Stock-based Compensation

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

                                QUANTUM MRI, INC.
                        (formerly Travelshorts.com, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2004
                           (Expressed in U.S. dollars)


2.   Significant Accounting Policies (continued)

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

                                QUANTUM MRI, INC.
                        (formerly Travelshorts.com, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2004
                           (Expressed in U.S. dollars)


2.   Significant Accounting Policies (continued)

  (p) Recent Accounting Pronouncements (continued)

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

                                QUANTUM MRI, INC.
                        (formerly Travelshorts.com, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2004
                           (Expressed in U.S. dollars)


3. Property and Equipment
                                                     September 30, September 30,
                                                         2004           2003
                                         Accumulated  Net Carrying  Net Carrying
                                 Cost    Depreciation    Value         Value

   Office furniture and
   computer hardware           $ 9,391     $ 3,169      $ 6,222       $    -
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

         Licensing Agreement                      $ 274,964
         SETI Liabilities                         (918,490)
         Common shares of the Company              (16,691)
        ---------------------------------------------------------

         Paid by the  issuance of 111,275  shares
         of common stock                         $(660,217)
        ---------------------------------------------------------

                                QUANTUM MRI, INC.
                        (formerly Travelshorts.com, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2004
                           (Expressed in U.S. dollars)

5. Intangible Assets

                                                     September 30, September 30,
                                                         2004           2003
                                         Accumulated  Net Carrying  Net Carrying
                                 Cost    Depreciation    Value         Value

   License and patent
   technology                  $300,000    $300,000      $    -      $269,428
   ----------------------------------------------------------------------------

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

6.   Related Party Transactions

     (a) During the period ended September 30, 2004, management fees of $60,000 were charged to operations pursuant to an executive services agreement with the President of the Company (September 30, 2003 - $60,000).

     (b) As of September 30, 2004, the Company's President, and a company controlled by the president are owed $1,173,375 relating to amounts assumed by the Company at the acquisition of SETI and subsequent advances made to the Company. These amounts have no due date and are non-interest bearing. During the period ended September 30, 2004, interest of $28,204 (September 30, 2003 - $13,000) has been imputed at twice prime and charged to operations with a corresponding credit to additional paid-in capital.

                                QUANTUM MRI, INC.
                        (formerly Travelshorts.com, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2004
                           (Expressed in U.S. dollars)

6.   Related Party Transactions (continued)

     (c) The Company entered into an employment agreement dated September 1, 2002 with the President of the Company to provide services for $120,000 per annum. The agreement is for a term of three years.

     (d)  Refer to Note 5.

     (e) During the period ended September 30, 2004, the Company recognized a total of $11,665 (September 30, 2003 - $nil) for donated rent provided by the President of the Company.

     (f) The Company recognized donated services until September 1, 2002 when the Company entered into an agreement with the President of the Company to provide services for $120,000 per annum. The agreement is for a term of three years.

7.   Convertible Notes Payable

     (a) On July 27, 2004, the Company issued a convertible promissory note for the aggregate cash proceeds of $50,000. On August 26, 2004 the Company issued a convertible promissory note for the aggregate cash proceeds of $15,000. These notes are due one year from the date of issuance, and bear interest at 5.5% per annum. The holders can convert the principal and accrued interest at any time at a conversion price of $0.03 per share. At September 30, 2004, $569 of interest has been accrued.

     (b) On January 5, 2004, February 3, 2004, February 19, 2004 and February 26, 2004, the Company issued four convertible promissory notes of $25,000 each for aggregate cash proceeds of $100,000. On June 4, 2004, the Company issued a convertible promissory note for aggregate cash proceeds of 7,250. At July 12, 2004, $1,594 of interest has been accrued. On July 12, 2004, the Company issued 22,222 split-adjusted shares of common stock upon the conversion of the promissory notes in full.

     (c) On December 17, 2003, the Company issued a convertible promissory note for cash proceeds of $185,000. On June 29, 2004, the Company issued 41,111 split-adjusted shares of common stock upon the conversion of the promissory note in full.

8.   Common Stock

     (a) On May 5, 2005, the Company completed a reverse stock split on the basis of 1 new share of common stock for every 150 old shares of common stock outstanding. All per share amounts have been retroactively restated to reflect the reverse stock split with no change in par value.

     (b) On September 30, 2004, the Company issued 33,333 split-adjusted shares of common stock to the President of the Company for services rendered at a fair value of $100,000.

                                QUANTUM MRI, INC.
                        (formerly Travelshorts.com, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2004
                           (Expressed in U.S. dollars)


8.   Common Stock (continued)

     (c) On July 12, 2004, the Company converted $7,275 of notes payable to 1,617 split-adjusted shares of common stock at a split-adjusted conversion rate of $4.50 per share.

     (d) On July 12, 2004, the Company converted $100,000 of notes payable to 22,222 split-adjusted shares of common stock at a split-adjusted conversion rate of $4.50 per share.

     (e) On June 29, 2004, the Company converted $185,000 of notes payable to 41,111 split-adjusted shares of common stock at a split-adjusted conversion rate of $4.50 per share.

     (f) On April 16, 2003, the Company repurchased and cancelled 33,178 split-adjusted shares of common stock in consideration for $1,300.

     (g) In April, 2003, the Company issued 620 split-adjusted units for cash proceeds of $46,500. Each unit consisted of one share of common stock and one share purchase warrant. Each warrant entitled the holder to acquire an additional share of common stock at a price of $150.00 per split-adjusted share up to December 31, 2004. All warrants subsequently expired in full without exercise.

     (h) On April 9, 2004, the Company established an Incentive Stock Option Plan, a Non-Qualified Stock Option Plan and a Stock Bonus Plan to issue up to a total of 66,667 split-adjusted shares to employees.

     (i)  Share Purchase Warrants

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

     (e) On May 5, 2005, the Company changed its name to Sharps Elimination Technologies, Inc.

     (f) On May 5, 2005, the Company increased its authorized capital stock to allow for the issue of 100,000 shares of preferred stock.

     (g) On May 5, 2005, the Company completed a reverse stock split on the basis of one new share of common stock for every 150 old shares of common stock outstanding. All per share amounts have been retroactively restated to reflect the reverse stock split.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

During the six months ended September 30, 2004, the Company did not have any revenues. During this period of time the Company was primarily involved in attempting to raise capital for its operations.

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

ITEM 3.  CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures by Kelly Fielder, the Company's President and Principal Financial Officer, as of September 30, 2004 such officer has concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors during the six months ended September 30, 2004 that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II
                                OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

            Number        Exhibit

            31            Rule 13a-14(a) Certifications

            32            Section 1350 Certifications

(b)   Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the three months ended September 30, 2004

                                         SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 2, 2005.

                                          QUANTUM MRI, INC.



                                          By: /s/ Kelly Fielder
                                              ----------------------------------
                                              Kelly Fielder, President and
                                              Principal Financial and Accounting
                                              Officer