Form 10QSB
period 2004-12-31
TRAVELSHORTS COM INC
filed 2005-12-05
CIK 1123844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

                                4750 Paton Street
                   Vancouver, British Columbia, Canada V6L 2J1
                     -------------------------------------
                     Address of principal executive offices

                                  303-506-1633
                         --------------- -------------
               Registrant's telephone number, including area code

                                       N/A
                         -----------------------------
                  Former address of principal executive offices

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

December 31, 2004


                                                                           Index

Consolidated Balance Sheet.................................................F-1

Consolidated Statements of Operations......................................F-2

Statements of Cash Flows...................................................F-3

Notes to the Consolidated Financial Statements.............................F-4









    The accompanying notes are an integral part of these financial statements
                                       F-1

                                Quantum MRI, Inc.
                        (formerly Travelshorts.com, Inc.)
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                           (Expressed in U.S. dollars)
                                   (unaudited)

                                                                  December 31,
                                                                      2004
                                                                        $
                                                                   (unaudited)
ASSETS

Current Assets

Cash                                                                   241
--------------------------------------------------------------------------------

Total Current Assets                                                   241

Property and Equipment (Note 3)                                      5,753
--------------------------------------------------------------------------------

Total Liabilities                                                    5,994
================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable                                                   133,133
Accrued liabilities                                                 26,265
Due to related parties (Note 6)                                  1,209,749
Convertible notes payable (Note 7(a))                               75,000
--------------------------------------------------------------------------------

Total Liabilities                                                1,444,147
--------------------------------------------------------------------------------


Commitments and Contingencies (Notes 1 and 9)

Stockholders' Equity (Deficit)

Common Stock, 50,000,000 shares authorized, $0.001 par value
286,256 shares issued and outstanding                                  286

Additional Paid in Capital                                         921,296

Deficit Accumulated During the Exploration Stage                 (2,359,735)
--------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                             (1,438,153)
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity (Deficit)                 5,994
================================================================================

    The accompanying notes are an integral part of these financial statements
                                       F-2

                                Quantum MRI, Inc.
                        (formerly Travelshorts.com, Inc.)
                          (A Development Stage Company)
                      Consolidated Statement of Operations
                           (Expressed in U.S. dollars)
                                   (unaudited)

                             Accumulated
                                 From
                             June 7,1989
                               (Date of       For the Three      For the Nine
                              Inception)         Months             Months
                             To December          Ended              Ended
                                 31,          December 31,       December 31,
                                2003         2004      2003      2004     2003
                                  $            $         $        $        $

Revenue                          2,731          -         -        -         -
--------------------------------------------------------------------------------
Expenses

Consulting                     172,047      3,400     7,308   11,649    77,212
Donated rent                    41,312      6,098         -   17,763
Donated services                28,070          -         -        -         -
General and administrative     270,181     11,392    18,973   33,478   119,958
Impairment      loss     on
intangible asset               252,819          -         -        -         -
Imputed    interest   (Note                                    5,478
6(b))                          119,285     17,274     6,500        4    19,500
Investor relations              86,730          -     1,437        -    54,730
Management fees                340,000     30,000    30,000   190,000   90,000
Product development             92,402          -         -        -    38,439
Professional fees              299,403     22,068    32,994   68,288    72,924
--------------------------------------------------------------------------------

Total Expenses               1,702,249     90,232    97,212   366,656  472,763
--------------------------------------------------------------------------------

Net Loss For the Period    (1,699,518)    (90,232)  (97,212)  (366,656)(472,763)
================================================================================
Net Loss Per Share - Basic
and Diluted                                 (0.32)    (0.44)     (1.45)   (2.13)
================================================================================
Weighted Average Shares
Outstanding                               286,000   222,000    253,000  222,000
================================================================================

    The accompanying notes are an integral part of these financial statements
                                      F-3

                                Quantum MRI, Inc.
                        (formerly Travelshorts.com, Inc.)
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                           (Expressed in U.S. dollars)
                                   (unaudited)

                                                    For the Nine Months Ended
                                                           December 31,
                                                         2004         2003
                                                           $            $

Operating Activities

Net loss for the period                                (366,656)    (472,763)

Adjustment to reconcile net loss to net cash
used in operating activities:
 Imputed interest                                        45,478      19,500
 Donated rent                                            17,762           -
 Depreciation and amortization                            1,409      16,609
 Stock based compensation                               100,000           -

Changes in operating assets and liabilities:
 Increase in due to related parties                      79,066     157,857
 Increase in accounts payable and accrued liabilities    41,719      46,470
--------------------------------------------------------------------------------

Net Cash Used in Operating Activities                   (81,222)   (232,327)
--------------------------------------------------------------------------------

Investing Activities

Purchase of property and equipment                            -     (14,585)
--------------------------------------------------------------------------------

Net Cash Used in Investing Activities                         -     (14,585)
--------------------------------------------------------------------------------

Financing Activities
   Bank overdraft                                          (812)          -
   Proceeds from issuance of common
stock                                                         -     231,500
   Proceeds from convertible notes
   payable                                               82,275           -
--------------------------------------------------------------------------------

Net Cash Flows Provided By Financing
Activities                                               81,463           -
--------------------------------------------------------------------------------

(Decrease) Increase In Cash                                 241     (15,412)

Cash - Beginning of Period                                    -      15,412
--------------------------------------------------------------------------------

Cash - End of Period                                        241           -
================================================================================

Non-cash Investing and Financing
Activities

Stock-based compensation                                100,000           -
Shares issued on conversion of notes payable            292,275           -
================================================================================

Supplemental Disclosures
Interest paid                                                 -           -
Income taxes paid                                             -           -
================================================================================

    The accompanying notes are an integral part of these financial statements
                                      F-4

                                Quantum MRI, Inc.
                        (formerly Travelshorts.com, Inc.)
                          (A Development Stage Company)
                       Notes to the Consolidated Financial Statements
                                December 31, 2004
                           (Expressed in U.S. dollars)

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

   At December 31, 2004, the Company had a working capital deficit of $1,443,906 and accumulated losses of $2,359,735 since inception. The ability of the Company to continue as a going concern is dependent on its ability to emerge from the development stage with respect to its planned principal business activity, attaining profitable operations and raising additional debt and/or equity financing to fund its operations. Management's plan in this regard is to raise additional funding through private offerings and bring its product to market. The consolidated financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company discontinue operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

2. Significant Accounting Policies

(a)   Basis of Presentation

      These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are expressed in US dollars. These financial statements include accounts of the Company and its wholly-owned subsidiary, SETI Corp. All significant inter-company transactions and balances have been eliminated. The Company's fiscal year end is March 31

                                Quantum MRI, Inc.
                        (formerly Travelshorts.com, Inc.)
                          (A Development Stage Company)
                       Notes to the Consolidated Financial Statements
                                December 31, 2004
                           (Expressed in U.S. dollars)


(b)   Use of Estimates

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

                                Quantum MRI, Inc.
                        (formerly Travelshorts.com, Inc.)
                          (A Development Stage Company)
                       Notes to the Consolidated Financial Statements
                                December 31, 2004
                           (Expressed in U.S. dollars)

2. Significant Accounting Policies (continued)

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

                                Quantum MRI, Inc.
                        (formerly Travelshorts.com, Inc.)
                          (A Development Stage Company)
                       Notes to the Consolidated Financial Statements
                                December 31, 2004
                           (Expressed in U.S. dollars)


2. Significant Accounting Policies (continued)

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

                                Quantum MRI, Inc.
                        (formerly Travelshorts.com, Inc.)
                          (A Development Stage Company)
                       Notes to the Consolidated Financial Statements
                                December 31, 2004
                           (Expressed in U.S. dollars)


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

                                Quantum MRI, Inc.
                        (formerly Travelshorts.com, Inc.)
                          (A Development Stage Company)
                       Notes to the Consolidated Financial Statements
                                December 31, 2004
                           (Expressed in U.S. dollars)


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



3. Property and Equipment
                                                      December 31,  December 31,
                                                         2004           2003
                                 Cost    Accumulated  Net Carrying  Net Carrying
                                   $     Depreciation    Value         Value

   Office furniture and
   computer hardware             9,391      3,638         5,753           -
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

        Licensing Agreement                         $   274,964
        SETI Liabilities                               (918,490)
        Common shares of the Company                    (16,691)
                                                   ------------

        Paid by the issuance of 111,275 shares
           of common stock                            $(660,217)
                                                   ============

                                Quantum MRI, Inc.
                        (formerly Travelshorts.com, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2004
                           (Expressed in U.S. dollars)


5.  Intangible Assets

                                                      December 31,  December 31,
                                                         2004           2003
                                 Cost    Accumulated  Net Carrying  Net Carrying
                                   $     Depreciation    Value         Value
   ----------------------------------------------------------------------------

   License and patent
   technology                   300,000     300,000          -        269,428
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

    In consideration for the license, the Company agreed to:

     i.   Pay Spectrum $300,000 no later than December 31, 2005;

     ii. Pay Spectrum a royalty of $3.25 for each product sold, provided, however, that the Company pay a minimum of $100,000 per year, commencing with the year ended December 31, 2005; and

     iii. Issue 5,333 split-adjusted shares of common stock.

    The Company recognized $16,609 of amortization during the year ended March 31, 2004. The Company recognized an impairment loss of $252,819 during the year ended March 31, 2004 as there is no assurance the Company will be able to generate revenues from the technology, or if revenues are generated, that it will be profitable.

6.    Related Party Transactions

     (a) During the period ended December 31, 2004, management fees of $90,000 were charged to operations pursuant to an executive services agreement with the President of the Company (December 30, 2003 - $90,000).

     (b) As of September 30, 2004, the Company's President, and a company controlled by the President are owed $1,209,749 relating to amounts assumed by the Company at the acquisition of SETI and subsequent advances made to the Company. These amounts have no due date and are non-interest bearing. During the period ended December 30, 2004, interest of $45,478 (December 30, 2003 - $19,500) has been imputed at twice prime and charged to operations with a corresponding credit to additional paid-in capital.

     (c) The Company entered into an employment agreement dated September 1, 2002 with the President of the Company to provide services for $120,000 per annum. The agreement is for a term of three years.

     (d)  Refer to Note 5.

                                Quantum MRI, Inc.
                        (formerly Travelshorts.com, Inc.)
                          (A Development Stage Company)
                       Notes to the Consolidated Financial Statements
                                December 31, 2004
                           (Expressed in U.S. dollars)

6.    Related Party Transactions (continued)

     (e) During the period ended December 31, 2004, the Company recognized a total of $17,763 (December 31, 2003 - $nil) for donated rent provided by the President of the Company.


7.    Convertible Notes Payable

     (a) On July 27, 2004 the Company issued a convertible promissory note for the aggregate cash proceeds of $50,000. On August 26, 2004 the Company issued a convertible promissory note for the aggregate cash proceeds of $15,000. On October 5, 2004 the Company issued a convertible promissory note for the aggregate cash proceeds of $10,000. These notes are due in one year from the date of issue, and bear interest at 5.5% per annum. The holders can convert the principal and accrued interest at any time at a conversion price of $0.03 per share. At December 31, 2004 $1,509 of interest has been accrued.

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

     (b) In April 2003, the Company issued 620 split-adjusted units for cash proceeds of $46,500. Each unit consisted of one share of common stock and one share purchase warrant. Each warrant entitled the holder to acquire an additional share of common stock at a price of $150.00 per split-adjusted share up to December 31, 2004. All warrants subsequently expired in full without exercise.

     (c) On April 16, 2003, the Company repurchased and cancelled 33,178 split-adjusted shares of common stock in consideration for $1,300.

     (d) On September 30, 2004, the Company issued 33,333 split-adjusted shares of common stock to the President of the Company for services rendered at a fair value of $100,000.

                                Quantum MRI, Inc.
                        (formerly Travelshorts.com, Inc.)
                          (A Development Stage Company)
                       Notes to the Consolidated Financial Statements
                                December 31, 2004
                           (Expressed in U.S. dollars)

8.    Common Stock (continued)

     (e) On June 29, 2004, the Company converted $185,000 of notes payable to 41,111 split-adjusted shares of common stock at a split-adjusted conversion rate of $4,.50 per share.
     (f) On April 9, 2004, the Company established an Incentive Stock Option Plan, a Non-Qualified Stock Option Plan and a Stock Bonus Plan to issue up to a total of 66,667 split-adjusted shares to employees.
     (g) On July 12, 2004, the Company converted $7,275 of notes payable to 1,617 split-adjusted shares of common stock at a split-adjusted conversion rate of $4.50 per share.
     (h) On July 12, 2004, the Company converted $100,000 of notes payable to 22,222 split-adjusted shares of common stock at a split-adjusted conversion rate of $4.50 per share.

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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

During the nine months ended December 31, 2004, the Company did not have any revenues. During this period of time the Company was primarily involved in attempting to raise capital for its operations.

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

ITEM 3. CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures by Kelly Fielder, the Company's President and Principal Financial Officer, as of December 31, 2004 such officer has concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors during the nine months ended December 31, 2004 that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II
                                OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

            Number        Exhibit

            31            Rule 13a-14(a) Certifications

            32            Section 1350 Certifications

(b) Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the three months ended December 31, 2004.

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