Form 10KSB
period 2005-03-31
TRAVELSHORTS COM INC
filed 2005-12-05
CIK 1123844

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2005
                                       OR
( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

Commission File No. 0-31679

                                QUANTUM MRI, INC.
                                -----------------
                 (Name of Small Business Issuer in its charter)

                Washington                                  54-0231483
         --------------------------                    --------------------
         (State of incorporation)                        (IRS Employer
                                                       Identification No.)
   4750 Paton Street
   Vancouver, British Columbia, Canada                         V6L 2J1
   --------------------------------------              --------------------
   (Address of Principal Executive Office)                     Zip Code

Registrant's telephone number, including Area Code: (303)-506-1633 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                ---------------
                                (Title of Class)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                           X
                             ------------             -----------
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

                  Yes      X                           No  ______
                       ---------

The Company's revenues during the year ended March 31, 2005, were $ 0.

The aggregate market value of the voting stock held by non-affiliates of the Company, (604,889 shares) based upon the closing price of the Company's common stock on November 15, 2005, was approximately $218,000.

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

ITEM 1.  DESCRIPTION OF BUSINESS

The Company was incorporated in Washington on June 7, 1989, under the name P.L.D.F.E.T., Inc. On November 17, 2000, the Company changed its name from P.L.D.F.E.T. to Travelshorts.com, Inc. Between the date of its incorporation and December 3, 2002, the Company was essentially inactive. On December 3, 2002, the Company acquired all of the issued and outstanding shares of SETI Corp. ("SETI") in exchange for 111,275 shares of the Company's common stock. In April 2003 the Company repurchased 33,178 of these shares from four shareholders at a cost of $1,300.

Any reference to the Company, unless otherwise indicated, includes the operations of SETI.

In December 2002, the Company changed its trade name to Sharps Elimination Technologies Inc. ("SETI")

SETI was incorporated in Delaware on September 25, 2001. On November 12, 2001, SETI acquired from Spectrum Meditech Inc.("Spectrum"), a related party, the exclusive license, to develop, manufacture, and sell Needle-Ease(TM), a device used for the safe disposal of used needles and hypodermic syringes. The acquisition required a cash payment of $300,000 due on December 31,2005.

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

On May 5, 2005 the shareholders of the Company:

     o approved amendments to the Company's Articles of Incorporation which changed the Company's name to Sharps Elimination Technologies, Inc.; and
     o    approved a 150-for-1 reverse stock split.
     o approved an increase to the Company's authorized capital stock to issue 100,000 shares of preffer stock.

All information in this report concerning the Company's common stock, except as otherwise indicated, gives effect to the 150-for-1 reverse split.

Subsequent to the May 5, 2005, shareholders' meeting, the Company decided it would no longer pursue the Needle-Ease(TM) project. Prior to December 31, 2005, the Company plans to terminate the license for Needle-Ease(TM) without any liability for the payment due December 31, 2005.

The Company's new business plan calls for opening and operating MRI testing centers in the United States and Canada. Each center will exclusively provide MRI tests on an outpatient basis for patients.

The Company expects that it will require funding of approximately $3,000,000 to establish its first three centers. As of November 15, 2005, the Company had not established any MRI centers, did not have any agreements with any person relating to the establishment of any MRI center, and did not have any commitments from any person to provide any funding to the Company.

In September 2005, the Company changed its name to Quantum MRI, Inc.

General

Between May and September 2005 the Company sold 520,000 units, at a price of $0.30 per unit, to a group of private investors. Each unit consists of one share of the Company's common stock and one warrant. Each warrant entitles the holder to purchase on additional share of the Company's common stock at a price of $0.50 per share at any time prior to September 30, 2005.

As of November 15, 2005, the Company's President was the Company's only full time employee.

The Company does not have a website.

ITEM 2.  DESCRIPTION OF PROPERTY

See Item 1.


ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

In September 2003, Erika Gardner ("Gardner") commenced a civil action in the Supreme Court of British Columbia against the Company, Kelly Fielder ("Fielder"), the Company's president, and Spectrum. In her complaint Gardner alleges that the Company and/or Fielder are liable to Gardner for a loan in the amount of approximately $250,000 (USD), and that Fielder and Spectrum failed to deliver shares of the Company's common stock which were to be held by Gardner as security for the loan. As part of this civil action Gardner also obtained an order from the British Columbia Court which, among other things, restrained Fielder and Spectrum from selling, transferring or voting any of the Company's shares, and restrained the Company from making any changes to its capital structure.

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

         Quarter Ended                       High           Low

            6/30/03                          $1.41          $0.90
            9/30/03                          $1.07          $0.05
           12/31/03                          $0.05          $0.03

            3/31/04                          $0.05          $0.03

            6/30/04                          $0.05          $0.02
            9/30/04                          $0.02          $0.02
           12/31/04                          $0.02          $0.01
            3/31/05                          $0.03          $0.01

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

During the twelve months ended March 31, 2005, the Company did not have any revenues. During this period of time the Company was primarily involved in attempting to raise capital for its operations.

Between May and September 2005, the Company sold 520,000 units, at a price of $0.30 per unit, to a group of private investors. Each unit consists of one share of the Company's common stock and one warrant. Each warrant entitles the holder to purchase on additional share of the Company's common stock at a price of $0.50 per share at any time prior to September 30, 2005. As of November 15, 2005 none of the warrants had been exercised.

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

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

    Name                        Age        Position
    ----                        ---        --------

    Kelly Fielder               36         Chief Executive Officer,  Treasurer
                                           and a Director

Kelly Fielder has been an officer and director of the Company since December 31, 2002 and of SETI since September 25, 2001. Between March 22, 2002. and September 17, 2002, Mr. Fielder was an officer and director of Armagh Group, Inc. Mr. Fielder has been an officer and director of Spectrum since 1998. Mr. Fielder is also the President of IRG Services Ltd. ("IRG"), a management consulting business which he formed in 1996.

The Company does not have a compensation committee. Kelly Fielder, the Company's only officer, serves as the Company's Audit Committee. Mr. Fielder is not a financial expert and is not independent as that term is defined in Section 121(A) of the Listing Standards of the American Stock Exchange. The Company does not believe it needs a financial expert since the Company is not generating any revenues.

The Company has not adopted a Code of Ethics applicable to the Company's principal executive, financial, and accounting officers and persons performing similar functions. The Company does not believe it needs a Code of Ethics because the Company has only one officer and director.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth in summary form the compensation earned or received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who earned or received in excess of $100,000 during the fiscal years ended March 31, 2003, 2004 and 2005.

                          Annual Compensation      Long Term Compensation
                         ----------------------    -------------------------

                                                     Re-                 All
                                                    stric-              Other
                                           Other     ted                Com-
Name and                                  Compen-   Stock    Options    pensa-
 Principal      Fiscal   Salary    Bonus  sation    Awards   Granted     tion
 Position        Year     (1)       (2)     (3)      (4)      (5)         (6)
--------------------------------------------------------------------------------

Kelly Fielder,   2005   $ 120,000     --      --  $150,000       --       --
President and    2004   $ 120,000     --      --        --       --       --
Chief Executive  2003   $  30,000     --      --        --       --       --
Officer since
December 2002

Robert Sawatsky, 2003   $      --     --      --        --       --       --
President and
Chief Executive
Officer prior to
December 2002

(1)  The dollar value of base salary (cash and non-cash) received or earned.
(2)  The dollar value of bonus (cash and non-cash) received.
(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property
(4) During the period covered by the foregoing table, the value of the shares of restricted stock issued as compensation for services. The table below shows the number of shares of the Company's common stock owned by the officers listed above, and the value of such shares as of March 31, 2005:

         Name                       Shares              Value

         Kelly Fielder              66,000            $30,000

(5) The shares of common stock to be received upon the exercise of all stock options granted during the period covered by the table.
(6) All other compensation received that the Company could not properly report in any othe rcolumn of the table.

The Company's Board of Directors may increase the compensation paid to the Company's officers depending upon the results of the Company's future operations.

The Company has an employment contract with Kelly Fielder with for annual salary of $120,000.

On June 30, 2004, the Company issued 33,333 shares of its common stock to Kelly Fielder for services provided to the Company.

On November 15, 2005, the Company issued 6,000,000 shares of its common stock to Kelly Fielder for services rendered.

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

Summary

The following presents certain information as of November 15, 2005, concerning the stock options and stock bonuses granted by the Company pursuant to the Plans. Each option represents the right to purchase one share of the Company's common stock.

                                 Total      Shares                  Remaining
                                Shares   Reserved for    Shares     Options/
                               Reserved   Outstanding   Issued As    Shares
Name of Plan                  Under Plans   Options    Stock Bonus  Under Plans
------------                  ----------- ------------ -----------  ------------

Incentive Stock Option Plan    2,000,000          --         N/A   2,000,000
Non-Qualified Stock Option
 Plan                          2,000,000          --         N/A   2,000,000
Stock Bonus Plan               6,000,000         N/A      33,333     966,667

The person listed below has received options or shares of the Company's common stock as a stock bonus:

                             Incentive Stock Options

                      Shares                       Expiration  Options Expired/
                      Subject   Exercise   Date of   Date of    Exercised as of
Option Holder        To Option    Price     Grant    Option    November 15, 2005
-------------        ---------  ---------- ------- ----------- -----------------

                                      None


                           Non-Qualified Stock Options

                      Shares                       Expiration  Options Expired/
                      Subject   Exercise   Date of   Date of    Exercised as of
Option Holder        To Option    Price     Grant    Option    November 15, 2005
-------------        ---------  ---------- ------- ----------- -----------------

                                      None

                                  Stock Bonuses

                               Shares Issued
Name                           as Stock Bonus          Date Issued
----                           --------------          -----------

Kelly Fielder                     33,333                6-30-04

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

                                   Number of Shares            Percent of
Name and Address                  Beneficially Owned       Outstanding Shares

Kelly Fielder                          6,066,000                  90%
4750 Paton St.
Vancouver, B.C.
Canada  V6L 2J1

Spectrum Meditech Inc.                 20,417 (1)                 .03%
4750 Paton St.
Vancouver, B.C.
Canada  V6L 2J1


All officers and  directors as      _____________                 ____
a group (1 person)                  6,086,417 (1)                 90%
                                                                  ===



(1) Spectrum Meditech, Inc. is controlled by Kelly Fielder.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company acquired its license to the Needle-Ease device from Spectrum Meditech Inc. Kelly Fielder, an officer, director and principal shareholder of the Company, is also an officer, director and principal shareholder of Spectrum Meditech Inc.

Between April 2003 and June 2004, the Company borrowed $292,275 from Murray Atkins. The amounts borrowed were represented by notes which, at the option of Mr. Atkins, were convertible into shares of the Company's common stock equal in number to the amount determined by dividing the amount to be converted by $0.03. During March and June 2004 Mr. Atkins converted the notes into 64,950 shares of the Company's common stock. The remaining note held by Mr. Atkins, in the principal amount of $85,780, is convertible into 19,062 shares of the Company's common stock.

On June 30, 2004, the Company issued 33,333 shares of its common stock to Kelly Fielder for services provided to the Company.

On November 15, 2005, the Company issued 6,000,000 shares of its common stock to Kelly Fielder for services rendered.

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

Reports on Form 8-K

   During the three months ended March 31, 2005 the Company did not file any reports on Form 8-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Manning Elliott, Chartered Accountants, served as the Company's independent public accountants during the fiscal year ended March 31, 2002. Spicer Jeffries LLP served as the Company's independent public accountants during the fiscal year ended March 31, 2003, and until June 16, 2004.

Audit fees represent amounts billed for professional services rendered for the audit of the Company's annual financial statements and the reviews of the financial statements included in the Company's Forms 10-Q for the fiscal year. Before Manning Elliott and Spicer Jeffries LLP were engaged by the Company to render audit services, the engagements were approved by the Company's Directors.

Effective February 14, 2003, the Company dismissed Manning Elliot, Chartered Accountants, ("Manning Elliott") and hired Spicer, Jeffries & Co. ("Spicer Jeffries") as the Company's independent certified public accountants.

Effective June 16, 2004, Spicer Jeffries resigned as the Company's independent accountants as a result of the decision by Spicer Jeffries to discontinue its auditing practice for publicly traded corporations.

On June 16, 2004, the Company retained Schumacher & Associates, Inc. to act as the Company's independent certified public accountants.

Effective September 24, 2004, the Company dismissed Schumacher & Associates as its independent auditors.

On May 17, 2005, the Company rehired Manning Elliott as its independent auditors.

The following table shows the aggregate fees billed to the Company during the years ended March 31, 2004, and 2005 by Manning Elliott, Spicer Jeffries, and Schumacher & Associates.

                                    2004          2005

Audit Fees                       $10,500       $14,000
Audit-Related Fees                    --            --
Financial Information Systems         --            --
Design and Implementation Fees        --            --
Tax Fees                              --            --
All Other Fees                        --            --

QUANTUM MRI, INC.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)

March 31, 2005


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

Consolidated Statements of Cash Flows......................................F-4

Consolidated Statements of Stockholders' Equity (Deficit)..................F-5

Notes to the Consolidated Financial Statements.............................F-6

             Report of Independent Registered Public Accounting Firm


To the Directors and Stockholders
Quantum MRI Inc. (formerly Travelshorts.com, Inc.)
(A Development Stage Company)
We have audited the accompanying consolidated balance sheets of Quantum MRI, Inc. (formerly Travelshort.com, Inc.) as of March 31, 2004 and 2005 and the related consolidated statements of operations, cash flows and stockholders' equity (deficit) for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quantum MRI Inc. (formerly Travelshorts.com, Inc.) as of March 31, 2004 and 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any sustained revenues and has incurred significant operating losses from operations. The Company has a working capital deficiency and will need additional financing to sustain operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


CHARTERED ACCOUNTANTS

Vancouver, Canada
October 24, 2005

                                QUANTUM MRI, INC.
                        (formerly Travelshorts.com, Inc.)
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                            (Expressed in US dollars)

                                                           March 31,  March 31,
                                                             2005        2004
                                                               $           $

ASSETS


Current Assets

Cash                                                           123          -
--------------------------------------------------------------------------------

Total Current Assets                                           123          -

Property and Equipment (Note 3)                              5,283      7,162
--------------------------------------------------------------------------------

Total Assets                                                 5,406      7,162
================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

 Bank indebtedness                                               -        812
 Accounts payable                                          125,286    104,487
 Accrued liabilities                                        41,368     13,192
 Due to related parties (Note 6)                         1,244,288  1,130,683
 Convertible notes payable (Note 7)                         75,000    285,000
--------------------------------------------------------------------------------
Total Liabilities                                         1,485,942   1,534,174
--------------------------------------------------------------------------------

Commitments and Contingencies (Notes 1 and 9)

Stockholders' Equity (Deficit)

Common Stock, 50,000,000 shares authorized, $0.001 par value
286,256  and  187,973   shares  issued  and   outstanding,
respectively                                                   286        188

Additional Paid in Capital                                 946,665    465,879

Deficit Accumulated During the Development Stage
                                                        (2,427,487) (1,993,079)
--------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                    (1,480,536) (1,527,012)
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity (Deficit)         5,406      7,162
================================================================================


The accompanying notes are an integral part of these consolidated financial statements

                                QUANTUM MRI, INC
                        (formerly Travelshorts.com, Inc.)
                          (A Development Stage Company)
                      Consolidated Statement of Operations
                            (Expressed in US dollars)

                                        Accumulated
                                            From
                                        June 7, 1989
                                          (Date of      For the     For the
                                          Inception)  Year Ended  Year Ended
                                         To March 31,   March 31,   March 31,
                                             2005         2005       2004
                                              $            $           $

Revenue                                       2,731         -            -
-----------------------------------------------------------------------------


Expenses

Consulting                                172,048      11,650      86,660
Donated rent                               47,409      23,860      20,624
Donated services                           28,070           -           -
General and administrative                278,489      41,786     142,143
Impairment loss on intangible asset       252,819           -     252,819
Imputed interest  (Note 5(b))             138,556      64,749      51,143
Investor relations                         86,730           -      54,730
Management fees                           370,000     220,000     120,000
Product development                        92,402           -      38,439
Professional fees                         303,478      72,363     148,971
-----------------------------------------------------------------------------

Total Expenses                          1,770,001     434,408     915,529
-----------------------------------------------------------------------------

Net Loss                               (1,767,270)   (434,408)   (915,529)
=============================================================================

Net Loss Per Share - Basic and Diluted                 (1.66)      (4.79)
=============================================================================

Weighted Average Shares Outstanding                   261,000     191,000
=============================================================================

Stock- based compensation included in:
Management fees                           100,000     100,000           -
=============================================================================




The accompanying notes are an integral part of these consolidated financial statements

                                QUANTUM MRI, INC.
                        (formerly Travelshorts.com, Inc.)
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                            (Expressed in US dollars)


                                        Accumulated
                                            From
                                        June 7, 1989
                                          (Date of      For the     For the
                                          Inception)  Year Ended  Year Ended
                                         To March 31,   March 31,   March 31,
                                             2005         2005       2004
                                              $            $           $

Operating Activities

Net loss                                  (1,767,270)   (434,408)   (915,529)

Adjustment to reconcile net loss to net
cash used in operating activities
Imputed interest                           138,556      64,749       51,143
Depreciation and amortization               31,868       1,879       18,838
Impairment loss on intangible asset        252,819                  252,819
Loss on disposal of assets                   4,597           -            -
Stock-based compensation                   100,000      100,000           -
Donated services                            75,479      23,860       20,624

Changes in operating assets and liabilities:
 Increase in due from related parties      318,173      113,605     156,792
Increase in accounts payable and
accrued liabilities                        166,654      48,975       78,280
--------------------------------------------------------------------------------

Net Cash Used in Operating Activities     (679,124)     (81,340)    (337,033)
--------------------------------------------------------------------------------

Investing Activities

   Purchase of property and equipment     (19,603)           -      (9,391)
--------------------------------------------------------------------------------

Net Cash Used in Investing Activities     (19,603)           -      (9,391)
--------------------------------------------------------------------------------

Financing Activities

   Proceeds from convertible notes
payable                                    387,525      82,275      285,000
   Bank overdraft                                -       (812)          812
   Proceeds from issuance of common
stock                                      311,325           -       45,200
--------------------------------------------------------------------------------

Net Cash Flows Provided By Financing
Activities                                 698,850      81,463      331,012
--------------------------------------------------------------------------------

Increase (decrease) In Cash                    123         123      (15,412)

Cash - Beginning of Period                       -           -       15,412
--------------------------------------------------------------------------------

Cash - End of Period                           123         123            -
================================================================================

Non-cash Investing and Financing
Activities

Stock-based compensation                    100,000     100,000
Shares issued on conversion of notes
payable                                     292,275     292,275
Forgiveness of debt with settlement
from shareholder                             20,250           -           -
Acquisition   of  licensing   agreement
with assumption of liabilities              274,964           -           -
Licensing agreement acquired                918,490           -           -
================================================================================

Supplemental Disclosures

  Income taxes paid                               -           -           -
   Interest paid                                  -           -           -

The accompanying notes are an integral part of these consolidated financial statements

                                QUANTUM MRI, INC.
                        (formerly Travelshorts.com, Inc.)
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)
             From June 7, 1989 (Date of inception) to March 31, 2005
                            (expressed in US dollars)

                                                                   Deficit
                                                                  Accumulated
                                                                    During
                                                    Additional       the
                                     Common Stock     Paid-in     Development
                                   Shares    Amount   Capital        Stage      Total
                                      #        $         $             $          $

Balance -June 7, 1989 (Date of
inception)                                -       -         -           -          -

Stock issued for services at
$0.045 per share                     50,000      50    (2,450)          -      2,500

Net loss for the period                   -       -         -      (2,500)    (2,500)
-------------------------------------------------------------------------------------

Balance - March 31, 1997             50,000      50    (2,450)     (2,500)         -

Sale of common stock for cash                          59,944
at $1.05 per share                   55,800      56                     -     60,000

Net loss for the year                     -       -         -     (52,100)   (52,100)
-------------------------------------------------------------------------------------

Balance - March 31, 1998            105,800     106    62,394     (54,600)     7,900

Sale of common stock for cash
at $6.75 per share                    1,720       2    11,498           -     11,500

Net loss for the year                     -       -         -     (21,400)   (21,400)
-------------------------------------------------------------------------------------

Balance - March 31, 1999            107,520     108    73,892     (76,000)    (2,000)

Sale of common stock for cash
at $25.00 per share                   1,460       1    36,499           -     36,500

Net loss for the year                     -       -         -     (12,471)   (12,471)
-------------------------------------------------------------------------------------

Balance - March 31,2000             108,980     109   110,391     (88,471)    22,029

Sale of common stock for cash
at $28.35 per share                     657       1    18,624           -     18,625

Stock cancelled and returned        (2,000)     (2)   (1,998)           -     (2,000)

Net loss for the year                     -       -         -     (82,446)   (82,446)
-------------------------------------------------------------------------------------

Balance - March 31, 2001            107,637     108   127,017    (170,917)   (43,792)

Stock cancelled and returned          (680)     (1)         1           -          -

Stock reissued                          366       -         -           -          -

Donated capital                           -       -    27,475           -     27,475

  Net loss for the year                   -       -         -     (50,750)   (50,750)
-------------------------------------------------------------------------------------

Balance - March 31, 2002            107,323     107   154,493    (221,667)   (67,067)

Acquisition of SETI                 111,275     111    16,580    (660,217)   (643,526)

Cancellation of shares             (50,000)    (50)   (7,450)           -      (7,500)

Sale of common stock for cash
   at $75.00 per share                1,933       2   144,998           -     145,000

Offering costs                            -       -   (6,000)           -      (6,000)

Forgiveness of debt                       -       -    20,250           -      20,250

Donated capital                           -       -    26,059           -      26,059

Net loss for the year                     -       -         -    (195,666)   (195,666)
=====================================================================================

Balance - March 31, 2003         170,531        170   348,930  (1,077,550)   (728,450)

                                QUANTUM MRI, INC.
                        (formerly Travelshorts.com, Inc.)
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity (Deficit) From
              June 7, 1989 (Date of inception) to March 31, 2005 (cont'd)
                            (expressed in US dollars)


                                                                         Deficit
                                                                       Accumulated
                                                                        During
                                                          Additional      the
                                        Common Stock       Paid-in     Development
                                      Shares      Amount    Capital        Stage      Total
                                         #          $          $             $          $

Sale of common stock for cash at
   $75.00 per share                     620         1        46,499           -       46,500
Adjustment for non-cancellation
of shares                            50,000        50           (50)          -            -

Shares repurchased                 (33,178)       (33)       (1,267)          -       (1,300)

Donated capital                           -         -        71,767           -       71,767

Net loss for the year                     -         -             -    (915,529)    (915,529)
----------------------------------------------------------------------------------------------

Balance - March 31, 2004            187,973       188       465,879  (1,993,079)  (1,527,012)
---------------------------------------------------------------------------------------------
Balance - March 31, 2004            187,973       188       465,879  (1,993,079)  (1,527,012)

Stock issued for conversion of
notes at $4.50 per share             64,950       65        292,210           -      292,275

Stock issued for management
services at $3.00 per share          33,333       33         99,967           -      100,000

Donated capital                           -        -         88,609           -       88,609

Net loss for the year                     -        -              -    (434,408)    (434,408)
---------------------------------------------------------------------------------------------

Balance - March 31, 2005            286,256      286        946,665  (2,427,487)  (1,480,536)
=============================================================================================

                                QUANTUM MRI, INC.
                        (formerly Travelshorts.com, Inc.)
                          (A Development Stage Company)
                       Notes to the Consolidated Financial Statements
                                 March 31, 2005
                            (Expressed in US dollars)


1. Nature of Operations and Continuance of Business
   The Company was incorporated in Washington on June 7, 1989, under the name P.L.D.F.E.T., Inc. On March 17, 2000, the Company changed its name to Travelshorts.com, Inc. On May 5, 2005, the Company changed its name to Sharps Elimination Technologies, Inc. On August 25, 2005, the Company changed its name to Quantum MRI, Inc. The Company is in the development stage as defined by the Statement of Financial Accounting Standard ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises". The Company's principal business is the development, manufacture and selling of Needle-Ease(TM), a device used for the safe disposal of used needles and hypodermic syringes. On December 3, 2002, the Company acquired all of the issued and outstanding shares of SETI Corp. ("SETI") in exchange for 111,275 newly issued split-adjusted shares of the Company's common stock. Prior to the acquisition, the Company had no operations and was considered a public shell. SETI was also a development stage company with no operations, however had a licensing agreement for certain patented technology (see Note 5). Accordingly, since SETI was not considered a business, the transaction was accounted for as a recapitalization of the public shell and the issuance of stock by the Company for the assets and liabilities of SETI. The value of the net assets of SETI is the same as their historical book value, which included the licensing agreement of $274,964 and liabilities assumed of $918,490. In addition, as part of the transaction, the former president returned 50,000 split-adjusted common shares to the Company for cancellation. The accompanying consolidated financial statements include the historical accounts of SETI since December 3, 2002. All significant inter-company balances and transactions have been eliminated in consolidation.
   At March 31, 2005, the Company had a working capital deficit of $1,485,819 and accumulated losses of $2,427,487 since inception. The ability of the Company to continue as a going concern is dependent on its ability to emerge from the development stage with respect to its planned principal business activity, attaining profitable operations and raising additional debt and/or equity financing to fund its operations. Management's plan in this regard is to raise additional funding through private offerings and bring its product to market. The consolidated financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company discontinue operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position,

      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R

   (p)Recent Accounting Pronouncements
      establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

      In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.


3. Property and Equipment

                                                         March 31,    March 31,
                                                           2005         2004
                                         Accumulated  Net Carrying  Net Carrying
                                   Cost  Depreciation     Value         Value
                                     $         $            $             $
                                   ---------------------------------------------
   Office  furniture and computer
   hardware                         9,391     4,108      5,283       7,162
   ----------------------------------------------------------------------------

4. Acquisition of Subsidiary

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

         Licensing Agreement                     $ 274,964
         SETI Liabilities
                                                  (918,490)
         Common shares of the Company              (16,691)
        ---------------------------------------------------------
         Paid by the  issuance of 111,275
         shares of common stock                   (660,217)
        =========================================================
5. Intangible Assets

                                                         March 31,    March 31,
                                                           2005         2004
                                         Accumulated  Net Carrying  Net Carrying
                                   Cost  Depreciation     Value         Value
                                     $         $            $             $
                                   ---------------------------------------------

   License and patent technology  300,000   300,000          -            -
   ===========================================================================

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

a)   Pay Spectrum $300,000 no later than December 31, 2005,

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

6.    Related Party Transactions
(a) During the year ended March 31, 2005, management fees of $120,000 were charged to operations pursuant to an executive services agreement with the President of the Company (March 31, 2004 - $120,000), and expenses were incurred on behalf of the Company of $8,462 (March 31, 2004 - $36,792) were paid by the President.

(b) As of March 31, 2005, the Company's president, and a company controlled by the president are owed $1,244,288 relating to amounts assumed by the Company at the acquisition of SETI and subsequent advances made to the Company. These amounts have no due date and are non-interest bearing. During the year ended March 31, 2004, interest of $64,749 (March 31, 2004,
      - $51,143) has been imputed at twice prime rate and charged to operations with a corresponding credit to additional paid-in capital.
(c) During the year ended March 30, 2005, the Company recognized a total of $23,860 (March 30, 2004 - $20,624) for donated rent provided by the President of the Company.
(d) The Company recognized donated services until September 1, 2002 when the Company entered into an agreement with the President of the Company to provide services for $120,000 per annum. The agreement is for a term of three years.
(e)   Refer to Note 5.

7.    Convertible Notes Payable
(a) On July 27, 2004, the Company issued a convertible promissory note for the cash proceeds of $50,000. On August 26, 2004, the Company issued a convertible promissory note for the cash proceeds of $15,000. On October 5, 2004, the Company issued a convertible promissory note for the cash proceeds of $10,000. These notes are due in one year from the date of issue, and bear interest at 5.5% per annum. The holders can convert the principal and accrued interest at any time at a conversion price of $0.03 per share. At March 31, 2005 $2,573 of interest has been accrued.
(b) On January 5, 2004, February 3, 2004, February 19, 2004, and February 26, 2004, the Company issued four convertible promissory notes of $25,000 each for aggregate cash proceeds of $100,000. On June 4, 2004, the Company issued a convertible promissory note for cash proceeds of 7,275. At July 12, 2004, $1,594 of interest has been accrued. On July 12, 2004, the Company issued 22,222 split-adjusted shares of common stock upon the conversion of the promissory notes in full.
(c) On December 17, 2003, the Company issued a convertible promissory note for cash proceeds of $185,000. On June 29, 2004, the Company issued 41,111 split-adjusted shares of common stock upon the conversion of the promissory note in full.

8.    Common Stock
(a) On May 5, 2005, the Company completed a reverse stock split on the basis of 1 new share of common stock for every 150 old shares of common stock outstanding. All per share amounts have been retroactively restated to reflect the reverse stock split with no change in par value.
(b) On June 29, 2004, the Company converted $185,000 of notes payable to 41,111 split-adjusted shares of common stock at a split-adjusted conversion rate of $4.50 per share.
(c) On June 30, 2004, the Company issued 33,333 split-adjusted shares of common stock to the President of the Company for services rendered at a fair value of $100,000.
(d) On July 12, 2004, the Company converted $100,000 of notes payable to 22,222 split-adjusted shares of common stock at a split-adjusted conversion rate of $4.50 per share.
(e) On July 12, 2004, the Company converted $7,275 of notes payable to 1,617 split-adjusted shares of common stock at a split-adjusted conversion rate of $4.50 per share.

(f) On April 16, 2003, the Company repurchased and cancelled 33,178 split-adjusted shares of common stock in consideration for $1,300.
(g) In April 2003, the Company issued 620 split-adjusted units for cash proceeds of $46,500. Each unit consisted of one share of common stock and one share purchase warrant. Each warrant entitled the holder to acquire an additional share of common stock at a price of $150 per split-adjusted share up to December 31, 2004. All warrants subsequently expired in full without exercise.
(h) On April 9, 2004, the Company established an Incentive Stock Option Plan, a Non-Qualified Stock Option Plan and a Stock Bonus Plan to issue up to a total of 66,667 split-adjusted shares to employees.
(i)   Share Purchase Warrants

      The following table summarizes the continuity of the Company's warrants:

                                                               Weighted
                                               Number of       average
                                            split-adjusted  exercise price
                                                shares            $


               Balance March 31, 2004             2,533        $150.00
               Issued
               Exercised                              -              -
               Expired                           (2,553)       $150.00
                                              ------------------------
               Balance, March 31, 2005                -              -
                                              ========================
9. Contingencies
    A claim has been asserted against the Company, its subsidiary and President alleging that the Company and/or its President are liable to for a loan in the amount of approximately $250,000 (USD), and that there was a failure to deliver approximately 53,333 split-adjusted shares of the Company's common stock which were to be held as security for the loan The Company intends to vigorously defend itself in this matter and management feels it has meritorious defenses. This action is in a very preliminary stage and it is not possible to determine the probable outcome. The accompanying financial statements do no include any provision for possible loss.

10.   Income Taxes

   Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $1,618,000 which expire through 2024. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended March 31, 2005 and 2004, the valuation allowance established against the deferred tax assets increased by $138,000 and $287,000, respectively.

   The components of the net deferred tax asset at March 31, 2005 and 2004 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:


                            March 31,         March 31,
                              2005              2004
-------------------------------------------------------
Net Operating Loss         $                $ 1,259,000
                           1,618,000

Statutory Tax Rate               35%                34%

Effective Tax Rate                 -                  -

Deferred Tax Asset           566,000            428,000

Valuation Allowance        (566,000)          (428,000)
-------------------------------------------------------

Net Deferred Tax Asset             -                  -
=======================================================

11.   Subsequent events
(a) On November 15 2005, the Company issued 6,000,000 shares of its'common stock to the President for services rendered.
(b) On September 28, 2005, the Company issued 35,000 units for total cash proceeds of $10,500. Each unit consists of one common share and one share purchase warrant. Each warrant may be exercised within two years of the date of issuance at a price of $0.50 per share.
(c) On August 25, 2005, the Company changed its name to Quantum MRI, Inc. (d) During the period ended June 30, 2005, the Company closed a private placement offering for subscriptions of 485,000 units at a purchase price of $0.30 per unit. Each unit consists of one common share and one share purchase warrant. Each warrant may be exercised within one year of the date of issuance at a price of $0.50 per share. On June 30, 2005, the Company issued 485,000 units for cash proceeds of $139,950, net of offering costs of $5,550.
(e) On May 5, 2005, the Company completed a reverse stock split on the basis of one new share of common stock for every 150 old shares of common stock outstanding. All per share amounts have been retroactively restated to reflect the reverse stock split.
(f) On May 5, 2005, the Company changed its name to Sharps Elimination Technologies, Inc. (g) On May 5, 2005, the Company increased its authorized capital stock to allow for the issue of 100,000 shares of preferred stock.

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of December 2005.

                                  QUANTUM MRI, INC.


                                  By   /s/ Kelly Fielder
                                      -------------------------------
                                      Kelly Fielder, President and Chief
                                      Ffinancial and Accounting Officer


      Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                     Title                    Date

/s/ Kelly Fielder
------------------------
Kelly Fielder                       Director             December 2, 2005