Form 10QSB
period 2005-06-30
TRAVELSHORTS COM INC
filed 2005-12-12
CIK 1123844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                       OR

(  )  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF  1934

      For the transition period from _______ to ________.

      Commission File Number 0-31357

                                QUANTUM MRI, INC.

         Washington                                     54-0231483
State or other jurisdiction of incorporation   (I.R.S.) Employer Identification
                                                No.

                                4750 Paton Street
                    ---------------------------------------
                   Vancouver, British Columbia, Canada V6L 2J1
                     Address of principal executive offices

                                  303-506-1633
                          ------------- -------------
               Registrant's telephone number, including area code

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

Indicate by check mark whether the registratnt is a shell company (as defined in Rule 12b-2 of the Exchange Act):

      Yes             X                No    ________
            ---------------

   As of November 30, 2005 the Company had 6,806,256 outstanding shares of common stock.

                                QUANTUM MRI, INC.

                              FINANCIAL STATEMENTS

Quantum MRI, Inc.
(formerly Sharps Elimination Technologies, Inc.)
(A Development Stage Company)

June 30, 2005

                                                                           Index


Balance Sheets.............................................................F-1

Statements of Operations...................................................F-2

Statements of Cash Flows...................................................F-3

Notes to the Financial Statements..........................................F-4

Quantum MRI, Inc.
(formerly Sharps Elimination Technologies, Inc.)
(A Development Stage Company)
Balance Sheet
(Expressed in U.S. dollars)


                                                         June 30,    March 31,
                                                           2005         2005
                                                             $           $
                                                        (unaudited) (audited)

ASSETS

Current Assets

  Cash                                                       17           123
--------------------------------------------------------------------------------

Total Current Assets                                         17           123

Property and Equipment (Note 3)                           4,814         5,283
--------------------------------------------------------------------------------

Total Assets                                              4,831         5,406
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

 Accounts payable                                        86,610       125,286
 Accrued liabilities                                     33,000        41,368
 Due to related parties (Note 4(b))                    1,181,700    1,244,288
 Convertible notes payable (Note 5)                      85,780        75,000
--------------------------------------------------------------------------------

Total Liabilities                                      1,387,090    1,485,942

Subsequent events (Note 8)

Commitments and Contingencies (Notes 1 and 7)

Stockholders' Equity (Deficit)

Common Stock:
 Authorized: 50,000,000 shares, par value $0.001
 Issued: 771,256 and 187,973 shares, respectively           771           286

Additional Paid in Capital                             1,126,890      946,665

Deficit Accumulated During the Development Stage       (2,509,920)  (2,427,487)
--------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                   (1,382,259)  (1,480,536)
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity (Deficit)      4,831         5,406
================================================================================

    The accompanying notes are an integral part of these financial statements

Quantum MRI, Inc.
(formerly Sharps Elimination Technologies, Inc.)
(A Development Stage Company)
Statement of Operations
(Expressed in U.S. dollars)
(unaudited)


                                       Accumulated From
                                          June 7, 1989    For the Three  For the Three
                                      (Date of Inception)  Months Ended   Months Ended
                                          to June 30,        June 30,      June  30,
                                             2005             2005            2004
                                               $               $               $

Revenue                                      2,731              -                -
---------------------------------------------------------------------------------------

Expenses

Consulting                                 175,721          3,673            2,173
Donated rent (Note 4(c))                    53,560          6,151            5,700
Donated services                            28,070              -                -
General and administrative                 288,011          9,522           10,564
Impairment loss on intangible asset        252,819              -                -
Imputed interest  (Notes 4(b) and 5(a))    162,797         24,241           13,278
Investor relations                          86,730              -                -
Management fees (Notes 4(a) and (d))       400,000         30,000          130,000
Product development                         92,402              -                -
Professional fees                          312,324          8,846           10,614
---------------------------------------------------------------------------------------

Total Expenses                           1,852,434         82,433          172,329
---------------------------------------------------------------------------------------

Net Loss                                (1,849,703)       (82,433)        (172,329)
=======================================================================================

Net Loss Per Share - Basic and Diluted                      (0.29)           (0.92)
=======================================================================================

Weighted Average Shares Outstanding                       286,000          188,000
=======================================================================================

Stock- based compensation included in:
Management fees                           100,000           -     100,000
=======================================================================================


    The accompanying notes are an integral part of these financial statements

Quantum MRI, Inc.
(formerly Sharps Elimination Technologies, Inc.)
(A Development Stage Company)
Statement of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

                                                   For the Three  For the Three
                                                    Months Ended   Months Ended
                                                      June 30,       June 30,
                                                        2005           2004
                                                          $              $

Operating Activities

Net loss for the period                                (82,433)      (172,329)

Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation and amortization                              469            426
Donated rent                                             6,151          5,700
Imputed interest                                        34,609         13,278
Stock-based compensation                                     -        100,000

Changes in operating assets and liabilities:
 Increase in notes payable                              10,780              -
 Increase (decrease) increase in due from
  related parties                                      (62,588)        32,806
Increase (decrease) increase in accounts payable
  and accrued liabilities                              (47,044)        13,794
--------------------------------------------------------------------------------

Net Cash Used in Operating Activities                 (140,056)        (6,325)
--------------------------------------------------------------------------------

Financing Activities

   Proceeds from notes payable                               -          7,275
   Proceeds from issuance of common stock              139,950              -
--------------------------------------------------------------------------------

Net Cash Flows Provided By Financing Activities        139,950          7,275
--------------------------------------------------------------------------------

(Decrease) increase In Cash                               (106)           950

Cash - Beginning of Period                                 123           (812)
--------------------------------------------------------------------------------

Cash - End of Period                                        17            138
================================================================================

Non-cash Investing and Financing Activities

   Stock-based compensation                                  -        100,000
   Shares issued on conversion of notes payable              -        185,000
================================================================================

Supplemental Disclosures

  Interest paid                                              -             -
  Income taxes paid                                          -             -

    The accompanying notes are an integral part of these financial statements

Quantum MRI, Inc.
(formerly Sharps Elimination Technologies, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2005
(Expressed in U.S. dollars)
(unaudited)

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

   At June 30, 2005, the Company had a working capital deficit of $1,387,073 (March 31, 2005: $1,485,819) and accumulated losses of $2,509,920 (March 31,
   2005: $2,427,487) since inception. The ability of the Company to continue as a going concern is dependent on its ability to emerge from the development stage with respect to its planned principal business activity, attaining profitable operations and raising additional debt and/or equity financing to fund its operations. Management's plan in this regard is to raise additional funding through private offerings and bring its product to market. The consolidated financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company discontinue operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Quantum MRI, Inc.
(formerly Sharps Elimination Technologies, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2005
(Expressed in U.S. dollars)
(unaudited)

2. Significant Accounting Policies (continued)

(e) Comprehensive Income

      SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at June 30, 2005, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

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

(i)   Income Taxes

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

(j)   Stock-based Compensation

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

Quantum MRI, Inc.
(formerly Sharps Elimination Technologies, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2005
(Expressed in U.S. dollars)
(unaudited)

2. Significant Accounting Policies (continued)

(k) Financial Instruments


      The carrying value of cash, convertible notes payable, accounts payable and accrued liabilities and amounts due to related parties approximate fair value due to the relatively short maturity of these instruments.

(l)   Revenue Recognition

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

(m)   Basic and Diluted Net Income (Loss) per Share

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

(n)   Reclassification

      Certain reclassifications have been made to the prior year's financial statements to conform to the current period's presentation.

(o)   Recent Accounting Pronouncements

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

Quantum MRI, Inc.
(formerly Sharps Elimination Technologies, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2005
(Expressed in U.S. dollars)
(unaudited)

2. Significant Accounting Policies (continued)

(o) Recent Accounting Pronouncements (continued)

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

3. Property and Equipment

                                                         June 30,   March 31,
                                                           2005        2005
                                                       Net Carrying Net Carrying
                                           Accumulated     Value       Value
                                    Cost   Depreciation (unaudited)  (audited)
                                     $         $             $           $

   Office  furniture and computer
   hardware                         9,391     4,577        4,814       5,283
   ----------------------------------------------------------------------------

4.    Related Party Transactions

(a) During the period ended June 30, 2005, management fees of $30,000 (2004 - $30,000) were charged to operations pursuant to an executive services agreement with the President of the Company.
(b) As of June 30, 2005, the Company's President, and a company controlled by the President are owed $1,181,700 relating to amounts assumed by the Company at the acquisition of SETI and subsequent advances made to the Company. These amounts have no due date and are non-interest bearing. During the period ended June 30, 2005, interest of $23,127 (2004 - $13,278) has been imputed at twice the prime rate and charged to operations with a corresponding credit to additional paid-in capital. Interest of $1,114, relating to the waiving of current period interest on convertible notes payable, has been imputed and charged to operations at 5.5% per annum with a corresponding credit to additional paid-in capital.
(c) During the period ended June 30, 2005, the Company recognized a total of $6,151 (2004 - $5,700) for donated rent provided by the President of the Company.
(d) The Company recognized donated services until September 1, 2002 when the Company entered into an agreement with the President of the Company to provide services for $120,000 per annum. The agreement is for a term of three years.

Quantum MRI, Inc.
(formerly Sharps Elimination Technologies, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2005
(Expressed in U.S. dollars)
(unaudited)

5.    Convertible Notes Payable

(a) On July 27, 2004, the Company issued a convertible promissory note for cash proceeds of $50,000. On August 26, 2004, the Company issued a convertible promissory note for the cash proceeds of $15,000. On October 5, 2004, the Company issued a convertible promissory note for the cash proceeds of $10,000. On May 21, 2005, the Company issued a convertible promissory note in consideration for $10,780 of expenses paid. These notes are due in one year from the date of issue, and bear interest at 5.5% per annum. During the period ended June 30, 2005, the creditor agreed to waive interest on all outstanding notes. Interest of $11,482 was treated as imputed at 5.5% per annum and reclassified from accrued liabilities to additional paid-in capital.
(b) On January 5, 2004, February 3, 2004, February 19, 2004 and February 26, 2004, the Company issued four convertible promissory notes of $25,000 each for aggregate cash proceeds of $100,000. On June 4, 2004, the Company issued a convertible promissory note for aggregate cash proceeds of $7,275. These notes are due in one year from the date of issue, and bear interest at 5.5% per annum. The holders can convert the principal and accrued interest at any time at a conversion price of $0.03 per share. On July 12, 2004, the Company issued 23,839 split-adjusted shares of common stock upon the conversion of the promissory notes in full.
(c) On December 17, 2003, the Company issued a convertible promissory note for cash proceeds of $185,000. On June 29, 2004, the Company issued 41,111 split-adjusted shares of common stock upon the conversion of the promissory note in full.

6.    Common Stock

(a) On June 30, 2005, the Company issued 485,000 units at a price of $0.30 per unit for cash proceeds of $139,950, net of offering costs of $5,550. Each unit consists of one common share and one share purchase warrant. Each warrant may be exercised within one year of the date of issuance at a price of $0.50 per share.
(b) On May 5, 2005, the Company completed a reverse stock split on the basis of 1 new share of common stock for every 150 old shares of common stock outstanding. All per share amounts have been retroactively restated to reflect the reverse stock split with no change in par value.
(c) On May 5, 2005, the Company increased its authorized capital stock to allow for the issue of 100,000 shares of preferred stock.
(d) On June 30, 2004, the Company issued 33,333 split-adjusted shares of common stock to the President of the Company for services rendered at a fair value of $100,000.
(e) On June 29, 2004, the Company converted $185,000 of notes payable to 41,111 split-adjusted shares of common stock at a split-adjusted conversion rate of $4.50 per share.
(f) On April 9, 2004, the Company established an Incentive Stock Option Plan, a Non-Qualified Stock Option Plan and a Stock Bonus Plan to issue up to a total of 66,667 split-adjusted shares to employees.

      The following table summarizes the continuity of the Company's warrants:

                                                                Weighted
                                                     Number of  average
                                                      split-     exercise
                                                     adjusted    price
                                                      shares       $


               Balance March 31, 2005                        -       -
               Issued                                  485,000    0.50
               Exercised                                     -       -
               Expired                                       -       -
                                                     --------------------

               Balance, June 30, 2005                  485,000    0.50
                                                     ====================

      At June 30, 2005, the following share purchase warrants were outstanding:

Quantum MRI, Inc.
(formerly Sharps Elimination Technologies, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2005
(Expressed in U.S. dollars)
(unaudited)



               Number of Warrants   Exercise Price       Expiry Date
               -----------------------------------------------------------

                    485,000             $0.50         September 15, 2006


7. Contingencies


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

8.    Subsequent events

(a) On November 15, 2005, the Company issued 6,000,000 shares of its' common stock to the President of the Company for services rendered.
(b) On November 15, 2005, the Company authorized the issuance of 2,000,000 shares of its' common stock for the Incentive Stock Option Plan, 2,000,000 shares of its' common stock for the Non-Qualified Stock Option Plan, and 6,000,000 shares of its' common stock for the Stock Bonus Plan.
(c) On September 30, 2005, the Company issued 35,000 units for total cash proceeds of $10,500. Each unit consists of one common share and one share purchase warrant. Each warrant may be exercised within two years of the date of issuance at a price of $0.50 per share.
(d)   On August 25, 2005, the Company changed its name to Quantum MRI, Inc.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

During the three months ended June 30, 2005, the Company did not have any revenues. During this period of time, the Company was primarily involved in attempting to raise capital for its operations.

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

ITEM 3. CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures by Kelly Fielder, the Company's President and Principal Financial Officer, as of June 30, 2005 such officer has concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors during the three months ended June 30, 2005 that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II
                                OTHER INFORMATION


Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

Between May and September 2005, the Company sold 520,000 units, at a price of $0.30 per unit, to a group of private investors. Each unit consists of one share of the Company's common stock and one warrant. Each warrant entitles the holder to purchase on additional share of the Company's common stock at a price of $0.50 per share at any time prior to September 30, 2005.

The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the issuance of these shares.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 5, 2005, the shareholders of the Company, at a special meeting of the shareholders approved the following:

Proposal

     A. an amendment to the Company's Articles of Incorporation which changed the Company's name to Sharps Elimination Technologies, Inc.;
     B.   The elimination of preemptive rights for existing shareholders;
     C.   a 150-for-1 reverse stock split; and
     D. increasing the Company's authorized capitalization such that the Company is authorized to issue 100,000 shares of preferred stock, as well as shares of common stock.

The number of shares voted for or against each proposal, as well as the shares which abstained from voting on each proposal, are shown below:

                                       Shares Which
                      -------------------------------------------
                         Voted             Voted       Abstained
      Proposal          In Favor          Against     From Voting

         A.           19,619,407          19,025            --
         B.           19,619,407          19,025            --
         C.           19,619,407          19,025            --
         D.           19,619,407          19,025            --

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

            Number        Exhibit

            31            Rule 13a-14(a) Certifications

            32            Section 1350 Certifications

(b) Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the three months ended June 30, 2005.

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 9, 2005.

                                          QUANTUM MRI, INC.



                                          By: /s/ Kelly Fielder
                                             -----------------------------------
                                             Kelly Fielder, President and
                                             Principal Financial and Accounting
                                             Officer