Form 10QSB
period 2005-09-30
TRAVELSHORTS COM INC
filed 2005-12-12
CIK 1123844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

                                4750 Paton Street
                   Vancouver, British Columbia, Canada V6L 2J1
               -------------------------------------------------
                     Address of principal executive offices

                                  303-506-1633
                          ------------- -------------
               Registrant's telephone number, including area code

                                       N/A
                      -------------------------------------
                  Former address of principal executive offices

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

September 30, 2005

                                                                           Index


Balance Sheets.............................................................F-1

Statements of Operations...................................................F-2

Statements of Cash Flows...................................................F-3

Notes to the Financial Statements..........................................F-4

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)


                                                         September
                                                            30,      March 31,
                                                           2005         2005
                                                             $           $
                                                        (unaudited) (audited)

ASSETS

Current Assets

  Cash                                                   10,590           123
--------------------------------------------------------------------------------

Total Current Assets                                     10,590           123

Property and Equipment (Note 3)                           4,344         5,283
--------------------------------------------------------------------------------

Total Assets                                             14,934         5,406
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

 Accounts payable                                        91,021       125,286
 Accrued liabilities                                     25,000        41,368
 Due to related parties (Note 4(b))                    1,251,067    1,244,288
 Convertible notes payable (Note 5)                      85,780        75,000
--------------------------------------------------------------------------------

Total Liabilities                                      1,452,868    1,485,942
--------------------------------------------------------------------------------

Subsequent events (Note 8)

Commitments and Contingencies (Notes 1 and 7)

Stockholders' Equity (Deficit)

Common Stock:
 Authorized: 50,000,000 shares, par value $0.001
 Issued: 806,256 and 286,256 shares, respectively           806           286

Additional Paid in Capital                             1,170,628      946,665

Deficit Accumulated During the Development Stage       (2,609,368)  (2,427,487)
--------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                   (1,437,934)  (1,480,536)
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity (Deficit)     14,934         5,406
================================================================================


  The accompanying notes are an integral part of these financial statements

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Statement of Operations
(Expressed in U.S. dollars)
(Unaudited)

                               Accumulated
                                  From
                               June 7,1989
                                (Date of                         For the Six
                               Inception)     For the Three         Months
                              To September     Months Ended          Ended
                                   30,        September 30,      September 30,
                                  2005        2005      2004     2005     2004
                                   $            $        $        $        $

Revenue                           2,731          -        -        -        -
--------------------------------------------------------------------------------


Expenses

Consulting                      182,466      6,745    6,076   10,418    8,249
Donated rent (Note 4(c))         59,848      6,288    5,965   12,439   11,665
Donated services                 28,070          -        -        -        -
General and administrative      311,115     21,915   11,435   31,437   21,998
Impairment loss on
intangible asset                252,819          -        -        -        -
Imputed interest  (Notes
4(b) and 5(a))                  188,593     26,985   14,926   51,226   28,204
Investor relations               86,730          -        -        -        -
Management fees (Notes 4(a)
and (d))                        430,000     30,000   30,000   60,000  160,000
Product development              92,402          -        -        -        -
Professional fees               319,839      7,515   35,606   16,361   46,220
--------------------------------------------------------------------------------

Total Expenses                1,951,882     99,448   104,008  181,881  276,336
--------------------------------------------------------------------------------

Net Loss For the Period      (1,949,151)   (99,448)  (104,008)(181,881)(276,336)
================================================================================

Net Loss Per Share - Basic
and Diluted                                 (0.19)   (0.50)      (0.24)   (1.10)
================================================================================


Weighted Average Shares
Outstanding                                530,000  209,000    771,000  236,000
================================================================================

Stock- based compensation included in:
Management fees                 100,000          -        -        -   100,000
================================================================================

  The accompanying notes are an integral part of these financial statements

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Statement of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

                                                          For the Six Months
                                                          Ended September 30,
                                                          2005         2004
                                                            $            $

Operating Activities

Net loss for the period                                 (181,881)   (276,336)

Adjustment to reconcile net loss to net
cash used in operating activities
Donated rent                                            12,439       11,665
Depreciation and amortization                              939          852
Imputed interest                                        61,594       28,204
Stock-based compensation                                     -      100,000

Changes in operating assets and liabilities:
 (Increase) in prepaid expenses - (400) Increase in notes payable 10,780 - Increase in due from related parties 6,779 42,692
Increase (decrease) in accounts payable and
accrued liabilities                                     (50,633)     21,750
--------------------------------------------------------------------------------

Net Cash Used in Operating Activities                   (139,983)   (71,573)
--------------------------------------------------------------------------------

Financing Activities

   Bank overdraft                                            -          111
   Proceeds from convertible notes payable                   -       72,274
   Proceeds from issuance of common stock               150,450           -
--------------------------------------------------------------------------------

Net Cash Flows Provided By Financing Activities         150,450      72,385
--------------------------------------------------------------------------------

Increase In Cash                                        10,467          812

Cash - Beginning of Period                                 123        (812)
--------------------------------------------------------------------------------

Cash - End of Period                                    10,590            -
================================================================================
Non-cash Investing and Financing Activities
Stock-based compensation                                     -      100,000
Shares issued on conversion of notes payable                 -      185,000
================================================================================

Supplemental Disclosures

   Interest paid                                             -            -
  Income taxes paid                                          -            -

  The accompanying notes are an integral part of these financial statements

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2005
(Expressed in U.S. dollars)
(unaudited)
1. Nature of Operations and Continuance of Business

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

   At September 30, 2005, the Company had a working capital deficit of $1,442,278 (March 31, 2005: $1,485,819 and accumulated losses of $2,609,368
   (March 31, 2005: $2,427,487) since inception. The ability of the Company to continue as a going concern is dependent on its ability to emerge from the development stage with respect to its planned principal business activity, attaining profitable operations and raising additional debt and/or equity financing to fund its operations. Management's plan in this regard is to raise additional funding through private offerings and bring its product to market. The consolidated financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company discontinue operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2005
(Expressed in U.S. dollars)
(unaudited)

2. Significant Accounting Policies (continued)

(e) Comprehensive Income

      SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at September 30, 2005, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

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

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2005
(Expressed in U.S. dollars)
(unaudited)

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

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2005
(Expressed in U.S. dollars)
(unaudited)

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


3. Property and Equipment

                                                      September 30,  March 31,
                                                          2005        2005
                                                      Net Carrying  Net Carrying
                                         Accumulated     Value         Value
                                   Cost  Depreciation (unaudited)    (audited)
                                     $         $           $             $

   Office  furniture and computer
   hardware                        9,391    5,047        4,344         5,283
   ----------------------------------------------------------------------------

4.    Related Party Transactions

(a) During the six month period ended September 30, 2005, management fees of $60,000 (2004 - $60,000) were charged to operations pursuant to an executive services agreement with the President of the Company.
(b) As of September 30, 2005, the Company's President, and a company controlled by the President are owed $1,251,067 relating to amounts assumed by the Company at the acquisition of SETI and subsequent advances made to the Company. These amounts have no due date and are non-interest bearing. During the six month period ended September 30, 2005, interest of $48,923 (2004 - $28,204) has been imputed at twice the prime rate and charged to operations with a corresponding credit to additional paid-in capital. Interest of $2,303, relating to the waiving of current period interest on convertible notes payable, has been imputed and charged to operations at 5.5% per annum with a corresponding credit to additional paid-in capital.
(c) During the six month period ended September 30, 2005, the Company recognized a total of $12,439 (2004 - $11,665) for donated rent provided by the President of the Company.
(d) The Company recognized donated services until September 1, 2002 when the Company entered into an agreement with the President of the Company to provide services for $120,000 per annum, expiring August 31, 2005. On September 1, 2005, the Company extended the agreement until March 31, 2006.

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2005
(Expressed in U.S. dollars)
(unaudited)

5.    Convertible Notes Payable

(a) On July 27, 2004, the Company issued a convertible promissory note for cash proceeds of $50,000. On August 26, 2004, the Company issued a convertible promissory note for the cash proceeds of $15,000. On October 5, 2004, the Company issued a convertible promissory note for the cash proceeds of $10,000. On May 21, 2005, the Company issued a convertible promissory note in consideration for $10,780 of expenses paid. These notes are due one year from the date of issue, and bear interest at 5.5% per annum. During the period ended June 30, 2005, the creditor agreed to waive interest on all outstanding notes. As at September 30, 2005 interest of $12,671 was treated as imputed at 5.5% per annum and reclassified from accrued liabilities to additional paid-in capital.

(b) On January 5, 2004, February 3, 2004, February 19, 2004 and February 26, 2004, the Company issued four convertible promissory notes of $25,000 each for aggregate cash proceeds of $100,000. On June 4, 2004, the Company issued a convertible promissory note for aggregate cash proceeds of $7,275. These notes are due one year from the date of issue, and bear interest at 5.5% per annum. The holders can convert the principal and accrued interest at any time at a conversion price of $0.03 per share. On July 12, 2004, the Company issued 23,839 split-adjusted shares of common stock upon the conversion of the promissory notes in full.

(c) On December 17, 2003, the Company issued a convertible promissory note for cash proceeds of $185,000. On June 29, 2004, the Company issued 41,111 split-adjusted shares of common stock upon the conversion of the promissory note in full.

6.    Common Stock

(a) On September 30, 2005, the Company issued 35,000 units for total cash proceeds of $10,500. Each unit consists of one common share and one share purchase warrant. Each warrant may be exercised within two years of the date of issuance at a price of $0.50 per share.

(b) On June 30, 2005, the Company issued 485,000 units at a price of $0.30 per unit for cash proceeds of $139,950, net of offering costs of $5,550. Each unit consists of one common share and one share purchase warrant. Each warrant may be exercised within one year of the date of issuance at a price of $0.50 per share.

(c) On May 5, 2005, the Company completed a reverse stock split on the basis of 1 new share of common stock for every 150 old shares of common stock outstanding. All per share amounts have been retroactively restated to reflect the reverse stock split with no change in par value.

(d) On May 5, 2005, the Company increased its authorized capital stock to allow for the issue of 100,000 shares of preferred stock.

(e) On June 30, 2004, the Company issued 33,333 split-adjusted shares of common stock to the President of the Company for services rendered at a fair value of $100,000.

(f) On June 29, 2004, the Company converted $185,000 of notes payable to 41,111 split-adjusted shares of common stock at a split-adjusted conversion rate of $4.50 per share.

(g) On April 9, 2004, the Company established an Incentive Stock Option Plan, a Non-Qualified Stock Option Plan and a Stock Bonus Plan to issue up to a total of 66,667 split-adjusted shares to employees.

      The following table summarizes the continuity of the Company's warrants:

                                                  Number of     Weighted average
                                                split-adjusted   exercise price
                                                   shares               $

           Balance, June 30, 2005                  485,000           0.50
           Issued                                   35,000           0.50
           Exercised                                     -              -
           Expired                                       -              -
                                                 ---------------------------
           Balance, September 30, 2005             520,000           0.50
                                                 ===========================

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2005
(Expressed in U.S. dollars)
(unaudited)


6. Common Stock (continued)

      At September 30, 2005, the following share purchase warrants were outstanding:

                Number of Shares     Exercise Price     Weighted average
                                                      remaining contractual
                                                         life (years)
               ------------------------------------------------------------

                     520,000             $0.50               0.80


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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

During the nine months ended September 30, 2005, the Company did not have any revenues. During this period of time, the Company was primarily involved in attempting to raise capital for its operations.

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

ITEM 3. CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures by Kelly Fielder, the Company's President and Principal Financial Officer, as of September 30, 2005 such officer has concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors during the nine months ended September 30, 2005 that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

            Number        Exhibit

            31            Rule 13a-14(a) Certifications

            32            Section 1350 Certifications

(b) Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the three months ended September 30, 2005.

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