Form 10QSB
period 2005-12-31
QUANTUM MRI, INC.
filed 2006-02-21
CIK 1123844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

                                       OR

(  )  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number 0-31357

                                QUANTUM MRI, INC.
                     -------------------------------------

      Washington                                         54-0231483
------------------------                          -------------------------
State or other jurisdiction                (I.R.S.) Employer Identification No.
of incorporation

                                4750 Paton Street
                   Vancouver, British Columbia, Canada V6L 2J1
                 ---------------------------------------------
                     Address of principal executive offices

                                  303-506-1633
                          ------------- -------------
               Registrant's telephone number, including area code

                                       N/A
                          ---------------------------
                  Former address of principal executive offices

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

      Yes          X                    No    ________
            ---------------

     As of December 31, 2005 the Company had 6,741,306 outstanding shares of common stock.

                                QUANTUM MRI, INC.

                              FINANCIAL STATEMENTS

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)

December 31, 2005
                                                                          Index

Balance Sheets...........................................                  F-1

Statements of Operations.................................                  F-2

Statements of Cash Flows.................................                  F-3

Notes to the Financial Statements........................                  F-4

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Balance Sheet
(Expressed in U.S. dollars)

                                                      December 31    March 31,
                                                         2005          2005
                                                          $              $
                                                      (unaudited)    (audited)

ASSETS

Current Assets

Cash                                                    4,351           123
------------------------------------------------------------------------------

Total Current Assets                                    4,351           123

Property and Equipment (Note 3)                         3,875         5,283
------------------------------------------------------------------------------

Total Assets                                            8,226         5,406
==============================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable                                      135,911       125,286
Accrued liabilities                                     4,000        41,368
Due to related parties (Note 6)                     1,274,943     1,244,288
Convertible notes payable, less unamortized
discount of $19,897 (Note 7(a))                       393,158        75,000
------------------------------------------------------------------------------

Total Liabilities                                   1,808,012     1,485,942
------------------------------------------------------------------------------

Subsequent events (Note 8)

Commitments and Contingencies (Notes 1 and 7)

Stockholders' Deficit

Common Stock:
 Authorized: 50,000,000 shares, par value $0.001
 Issued: 6,741,306 and 286,256 shares, respectively     6,741           286

Additional Paid in Capital                          3,117,407       946,665

Deficit Accumulated During the Development Stage   (4,923,934)   (2,427,487)
------------------------------------------------------------------------------

Total Stockholders' Deficit                        (1,799,786)   (1,480,536)
------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit             8,226      5,406
------------------------------------------------------------------------------


    The accompanying notes are an integral part of these financial statements
                                       F-1

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Statement of Operations
(Expressed in U.S. dollars)
(Unaudited)


                              Accumulated From
                                June 7,1989       For the Three    For the Nine
                             (Date of Inception)  Months Ended     Months Ended
                               To December 31,     December 31,    December 31,
                                   2005          2005      2004   2005     2004
                                    $             $         $       $        $

Revenue                           2,731            -        -        -        -
--------------------------------------------------------------------------------

Expenses

Consulting                     194,520       12,054    3,400   22,472   11,649
Donated rent                    66,187        6,339    6,098   18,778   17,763
Donated services                28,070            -        -        -        -
General and administrative     360,494       49,379   11,392   80,816   33,478
Impairment loss on
 intangible asset              252,819            -        -        -        -
Imputed interest(Note 6(b))    221,349       32,756   17,274   83,982   45,478
Investor relations              86,730            -        -        -        -
Management fees              2,620,000    2,190,000   30,000  2,250,000 190,000
Product development             92,402            -        -        -        -
Professional fees              343,877       24,038   22,068   40,399   68,288
--------------------------------------------------------------------------------

Total Expenses               4,266,448    2,314,566   90,232 2,496,447  366,656
--------------------------------------------------------------------------------

Net Loss For the Period     (4,263,717) (2,314,566) (90,232)(2,496,447)(366,656)
================================================================================

Net Loss Per Share - Basic                   (0.71)   (0.32)     (1.55)   (1.45)
and Diluted
================================================================================

Weighted Average Shares
Outstanding                              3,254,000  286,000  1,615,000  253,000
================================================================================

--------------------------------------------------------------------------------
Stock- based compensation
included in: Management
       fees                 2,260,000   2,160,000          -        -   100,000
================================================================================


    The accompanying notes are an integral part of these financial statements
                                       F-2

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Statement of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

                                                           For the Nine Months
                                                                 Ended
                                                              December 31,
                                                           2005         2004
                                                             $            $

Operating Activities

Net loss for the period                                 (2,496,447)  (366,656)

Adjustment to reconcile net loss to net cash used
in operating activities:
Beneficial conversion feature of convertible notes        25,998            -
Donated rent                                              18,778       17,762
Depreciation and amortization                              1,408        1,409
Imputed interest                                          83,981       45,478
Stock based compensation                                2,160,000     100,000

Changes in operating assets and liabilities:
Increase in due from related parties                      30,655       79,066
(Decrease) Increase in accounts payable and
accrued liabilities                                     (16,375)       41,719
------------------------------------------------ ------ ------------ -----------

Net Cash Used in Operating Activities                   (192,002)    (81,222)
------------------------------------------------ ------ ------------ -----------

Financing Activities
   Bank overdraft                                              -        (812)
   Proceeds from issuance of common stock                150,450            -
   Proceeds from convertible notes payable                45,780       82,275
------------------------------------------------ ------ ------------ -----------

Net Cash Flows Provided By Financing Activities          196,230       81,463
------------------------------------------------ ------ ------------ -----------
------------------------------------------------ ------ ------------ -----------

Increase In Cash                                           4,228          241

Cash - Beginning of Period                                   123            -
------------------------------------------------ ------ ------------ -----------

Cash - End of Period                                       4,351          241
================================================ ====== ============ ===========

Non-cash Investing and Financing Activities

Stock-based compensation                                2,160,000     100,000
Return of common stock for cancellation in
exchange for promissory notes                            292,275
Shares issued on conversion of notes payable                   -      292,275
================================================ ====== ============ ===========



Supplemental Disclosures
Interest paid                                                  -            -
Income taxes paid                                              -            -
================================================ ====== ============ ===========

    The accompanying notes are an integral part of these financial statements
                                       F-3

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2005
(Expressed in U.S. dollars)


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

   At December 31, 2005, the Company had a working capital deficit of $1,803,661 (March 31, 2005: $1,485,819) and accumulated losses of $4,923,934 (March 31,
   2005: $2,427,487) since inception. The ability of the Company to continue as a going concern is dependent on its ability to emerge from the development stage with respect to its planned principal business activity, attaining profitable operations and raising additional debt and/or equity financing to fund its operations. Management's plan in this regard is to raise additional funding through private offerings and bring its product to market. The consolidated financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company discontinue operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2005
(Expressed in U.S. dollars)


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

(e)   Comprehensive Income

      SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at December 31, 2005, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2005
(Expressed in U.S. dollars)


2. Significant Accounting Policies (continued)

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

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2005
(Expressed in U.S. dollars)


2. Significant Accounting Policies (continued)

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

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2005
(Expressed in U.S. dollars)


2. Significant Accounting Policies (continued)

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

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2005
(Expressed in U.S. dollars)


2. Significant Accounting Policies (continued)

(o) Recent Accounting Pronouncements (continued)

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

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2005
(Expressed in U.S. dollars)


3. Property and Equipment
                                                       December 31,  March 31,
                                                            2005        2005
                                                       Net Carrying Net Carrying
                                          Accumulated      Value       Value
                                    Cost  Depreciation  (unaudited)  (audited)
                                     $         $             $           $

   Office  furniture and computer
   hardware                         9,391     5,516      3,875       5,283
   ----------------------------------------------------------------------------


4.    Related Party Transactions

(a) During the nine month period ended December 31, 2005, management fees of $90,000 (2004 - $90,000) were charged to operations pursuant to an executive services agreement with the President of the Company.

(b) As of December 31, 2005, the Company's President, and a company controlled by the President are owed $1,274,943 relating to amounts assumed by the Company at the acquisition of SETI and subsequent advances made to the Company. These amounts have no due date and are non-interest bearing. During the nine month period ended December 31, 2005, interest of $78,221 (2004 - $45,478) has been imputed at twice the US prime rate and charged to operations with a corresponding credit to additional paid-in capital.

(c) During the six month period ended December 31, 2005, the Company recognized a total of $18,778 (2004 - $17,763) for donated rent provided by the President of the Company.

(d) The Company recognized donated services until September 1, 2002 when the Company entered into an agreement with the President of the Company to provide services for $120,000 per annum, expiring August 31, 2005. On September 1, 2005, the Company extended the agreement until March 31, 2006.

5.    Convertible Notes Payable

   On November 16, 2005, the Company entered into an Exchange Agreement (the "Agreement") with the holder of all of the Company's outstanding notes payable (the "Creditor"). Under the terms of the agreement, the Creditor agreed to return for cancellation the 64,950 shares of common stock previously received on settlement of promissory notes as described in (b) and
   (c) below in exchange for three new convertible notes with principal

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2005
(Expressed in U.S. dollars)


5. Convertible Notes Payable (continued)

   value of $100,000, $100,000 and $92,275 and maturity dates of December 17, 2005, January 15, 2006 and March 15, 2006 respectively. In addition, the Creditor also agreed to cancel the outstanding promissory notes totaling $85,780 in exchange for a new convertible note for $85,780 with a maturity date of June 15, 2006. The Company also issued a new convertible note to the Creditor for cash proceeds of $35,000 with a maturity date of August 15, 2006. All notes bear interest at 5.5% per annum. The principal and accrued interest on the promissory notes may be converted into shares of the Company's common stock at the maturity date at a conversion price of 90% of the average closing bid price of the Company's common stock for the 30 trading days preceding the conversion. For the period ended December 31, 2005, the creditor agreed to waive interest on all outstanding notes. As at December 31, 2005, interest of $2,268 was treated as imputed at 5.5% per annum and recorded as additional paid-in capital. Refer to Note 8.

   In accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company recognized the value of the embedded beneficial conversion feature of $45,895 as additional paid in capital as the debt was issued with an intrinsic value conversion feature. At December 31, 2005, the Company recognized $25,998 of interest expense for the amortization of the beneficial conversion feature. The Company will record further interest expense over the various terms of the convertible notes of $19,897.

6.    Common Stock

(a) On November 16, 2005, the Creditor returned for cancellation 64,950 shares of common stock in exchange for three new convertible notes in the aggregate principal amount of $292,275. Refer to Note 5.

(b) On November 16, 2005, the Company issued 6,000,000 shares of common stock with a fair value of $2,160,000 to the President of the Company for services rendered. The shares were valued at the closing price of the Company's common stock on the date of issue.

(c) On September 30, 2005, the Company issued 35,000 units for total cash proceeds of $10,500. Each unit consists of one common share and one share purchase warrant. Each warrant may be exercised within two years of the date of issuance at a price of $0.50 per share.

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2005
(Expressed in U.S. dollars)


6.    Common Stock

(d) On June 30, 2005, the Company issued 485,000 units at a price of $0.30 per unit for cash proceeds of $139,950, net of offering costs of $5,550. Each unit consists of one common share and one share purchase warrant. Each warrant may be exercised within one year of the date of issuance at a price of $0.50 per share.

(e) On May 5, 2005, the Company completed a reverse stock split on the basis of 1 new share of common stock for every 150 old shares of common stock outstanding. All per share amounts have been retroactively restated to reflect the reverse stock split with no change in par value.

(f) On May 5, 2005, the Company increased its authorized capital stock to allow for the issue of 100,000 shares of preferred stock, with a par value of $0.001 per share.

(g) On April 9, 2004, the Company established an Incentive Stock Option Plan, a Non-Qualified Stock Option Plan and a Stock Bonus Plan for the issuance of 2,000,000, 2,000,000, and 6,000,000 shares of its common stock, respectively.

(h) On June 29, 2004, the Company converted $185,000 of notes payable to 41,111 split-adjusted shares of common stock at a split-adjusted conversion rate of $4.50 per share.

(i) On April 9, 2004, the Company established an Incentive Stock Option Plan, a Non-Qualified Stock Option Plan and a Stock Bonus Plan to issue up to a total of 66,667 split-adjusted shares to employees. On November 15, 2005, the Company authorized the issuance of 2,000,000 shares of its' common stock for the Incentive Stock Option Plan, 2,000,000 shares of its' common stock for the Non-Qualified Stock Option Plan, and 6,000,000 shares of its' common stock for the Stock Bonus Plan.

      The following table summarizes the continuity of the Company's warrants:

                                                      Number     Weighted
                                                        of        average
                                                      split-     exercise
                                                     adjusted      price
                                                      shares         $

               Balance, March 31, 2005                       -       -
               Issued                                  520,000    0.50
               Exercised                                     -       -
               Expired                                       -       -
                                                     --------------------

               Balance, December 31, 2005              520,000    0.50
                                                     ====================

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2005
(Expressed in U.S. dollars)


6. Common Stock (continued)

      At December 31, 2005, the following share purchase warrants were outstanding:

                Number of Shares     Exercise Price    Weighted average
                                                          remaining
                                                         contractual
                                                         life (years)
              ------------------------------------------------------------

                     520,000             $0.50               0.55


7. Contingencies
    A claim has been asserted against the Company, its subsidiary and President alleging that the Company and/or its President are liable to for a loan in the amount of approximately $250,000, and that there was a failure to deliver approximately 53,333 split-adjusted shares of the Company's common stock which were to be held as security for the loan. The Company intends to vigorously defend itself in this matter and management feels it has meritorious defenses. This action is in a very preliminary stage and it is not possible to determine the probable outcome. The accompanying financial statements do no include any provision for possible loss.

8. Subsequent Event
    On January 26, 2006, the Creditor converted a promissory note with a value of $100,000 and maturity date of December 17, 2005 into 1,000,000 shares of the Company's common stock. Under the terms of the conversion the Creditor can dispose up to 50,000 shares of the Company's common stock per week at a selling price of no less than $0.40 per share up to and including March 31, 2006. All proceeds received from the sale of the common stock will reduce the amounts owed by the Company on the remaining promissory notes based on maturity date. All unsold shares at March 31, 2006 can be retained by the Creditor or returned to the Company in exchange for a promissory note.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

During the three months ended December 31, 2005, the Company did not have any revenues. During this period of time, the Company was primarily involved in attempting to raise capital for its operations.

Between May and December 2005 the Company sold 520,000 units, at a price of $0.30 per unit, to a group of private investors. Each unit consists of one share of the Company's common stock and one warrant. Each warrant entitles the holder to purchase on additional share of the Company's common stock at a price of $0.50 per share at any time prior to September 30, 2006.

The Company does not have any bank lines of credit, or any other traditional financing arrangements. The Company expects to obtain additional capital through the private sale of the Company's common stock or from borrowings from private lenders or financial institutions. There can be no assurance that the Company will be successful in obtaining any additional capital needed for its operations.

ITEM 3. CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures by Kelly Fielder, the Company's President and Principal Financial Officer, as of December 31, 2005 such officer has concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors during the year ended December 31, 2005 that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II
                                OTHER INFORMATION


Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

Between May and December 2005 the Company sold 520,000 units, at a price of $0.30 per unit, to a group of private investors. Each unit consists of one share of the Company's common stock and one warrant. Each warrant entitles the holder to purchase on additional share of the Company's common stock at a price of $0.50 per share at any time prior to September 30, 2006.

The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the issuance of these shares.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

            Number        Exhibit
            ------        -------

            31            Rule 13a-14(a) Certifications

            32            Section 1350 Certifications

(b)   Reports on Form 8-K

            During the three months ended December 31, 2005 the Company filed the following reports on Form 8-K.

            Date of Filing              Items Reported
            --------------              --------------

            10-20-05                    Change in Company's auditors
            11-22-05 (amendment)        Change in Company's auditors
            12-14-05                    Change of corporate name to Quantum
                                        MRI, Inc.

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 15, 2006.

                                          QUANTUM MRI, INC.



                                     By:  /s/ Kelly Fielder
                                          -------------------------------------
                                          Kelly Fielder, President and Principal
                                          Financial and Accounting Officer