Form 10KSB
period 2006-03-31
QUANTUM MRI, INC.
filed 2006-07-17
CIK 1123844

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

(X)               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2006
                                       OR
( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

Commission File No. 0-31679

                                QUANTUM MRI, INC.
                                -----------------
                 (Name of Small Business Issuer in its charter)

                Washington                                  54-0231483
         --------------------------                    --------------------
         (State of incorporation)                        (IRS Employer
                                                       Identification No.)
           4750 Paton Street
   Vancouver, British Columbia, Canada                         V6L 2J1
--------------------------------------                     ------------------
   (Address of Principal Executive Office)                     Zip Code

Registrant's telephone number, including Area Code: (303)-506-1633 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                 --------------
                                (Title of Class)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. [ ]

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                X
                              ----
                               YES                        NO

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

The Company's revenues during the year ended March 31, 2006, were $ 0.

The aggregate market value of the voting stock held by non-affiliates of the Company, (7,799,889 shares) based upon the closing price of the Company's common stock on June 30, 2006, was approximately $3,120,000.

Documents incorporated by reference:      None

As of June 30, 2006, the Company had 14,186,306 issued and outstanding shares of common stock.


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

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

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

The Company expects that it will require funding of approximately $3,000,000 to establish its first three centers. As of June 30, 2006, the Company had not established any MRI centers, did not have any agreements with any person relating to the establishment of any MRI center, and did not have any commitments from any person to provide any funding to the Company.

In September 2005, the Company changed its name to Quantum MRI, Inc.

General

Between May and September 2005 the Company sold 520,000 units, at a price of $0.30 per unit, to a group of private investors. Each unit consists of one share of the Company's common stock and one warrant. Each warrant entitles the holder to purchase one additional share of the Company's common stock at a price of $0.50 per share at any time prior to September 30, 2006.

As of June 30, 2006, the Company's President was the Company's only full time employee.

The Company does not have a website.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

See Item 1.


ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

Not Applicable

ITEM 5. MARKET PRICE OF AND  DIVIDENDS  ON THE  REGISTRANT'S  COMMON  EQUITY AND
--------------------------------------------------------------------------------
        OTHER SHAREHOLDER MATTERS.
        --------------------------

      The Company's common stock is listed on the OTC Bulletin Board under the symbol QTMR. The following table sets forth the high and low sale prices of the Company's common stock during the periods presented as reported by the NASD. The closing sale prices reflect inter-dealer prices without adjustment for retail markups, markdowns or commissions and may not reflect actual transactions.

                                              Closing Sale Price
                                                 Common Stock
            Quarter Ended                    High           Low

            June 30, 2004                    $0.05 *        $0.02 *
            September 30, 2004               $0.02 *        $0.02 *
            December 31, 2004                $0.02 *        $0.01 *
            March 31, 2005                   $0.03 *        $0.01 *

            June 30, 2005                    $0.33          $0.33
            September 30, 2005               $0.33          $0.33
            December 31, 2005                $0.36          $0.33
            March 31, 2006                   $0.60          $0.33

* Prices have not been adjusted for 150-for-1 reverse split that was approved by the Company's shareholders on May 5, 2005.

      As of June 30, 2006 there were approximately 65 record holders of the Company's common stock.

      During the year ended March 31, 2006, neither the Company, any officer or director of the Company, nor any principal shareholder of the Company, purchased any shares of the Company's common stock either from the Company, from third parties in a private transaction, or as a result of purchases in the open market.

      Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors. The Company' Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No dividends have ever been declared and it is not anticipated that dividends will ever be paid.

     The Company's Articles of Incorporation authorize its Board of Directors to issue up to 100,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow the Company' directors to issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of the Company' common stock. The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by the Company's management.

ITEM 6. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF
        ------------------------------------------------------------------------
        OPERATION
        ---------

During the twelve months ended March 31, 2006, the Company did not have any revenues. During this period of time, the Company was primarily involved in attempting to raise capital for its operations.

Between May and September 2005, the Company sold 520,000 units, at a price of $0.30 per unit, to a group of private investors. Each unit consists of one share of the Company's common stock and one warrant. Each warrant entitles the holder to purchase one additional share of the Company's common stock at a price of $0.50 per share at any time prior to September 30, 2006. As of June 30, 2006 none of the warrants had been exercised.

The Company's sources and (use) of funds during the two years ended March 31, 2006 follows:

                                                      Year Ended March 31,
                                                    2006            2005
                                                    ----            ----

      Cash used by operations                   $(220,456)       $(81,340)

      Loans from private investors                100,000              --

      Sale of convertible notes to principal
       shareholder (net of conversions)            45,780          82,275

      Sale of common stock                        150,450              --

      Other                                            --            (812)

The Company does not have any bank lines of credit, or any other traditional financing arrangements. The Company expects to obtain additional capital through the private sale of the Company's common stock or from borrowings from private lenders or financial institutions. There can be no assurance that the Company will be successful in obtaining any additional capital needed for its operations.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

See the financial statements attached to this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
-------------------------------------------------------

The following 8-K reports, all of which pertain to a change in the Company's auditors, are incorporated by reference.

            Report filed on 2-19-03
            Report filed on 6-29-04
            Report filed on 10-20-05
            Report filed on 11-22-05

ITEM 8A.  CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures by Kelly Fielder, the Company's President and Principal Financial Officer, as of March 31, 2006 such officer has concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no changes in the Company's internal controls or in other factors during the year ended March 31, 2006 that could significantly affect these controls subsequent to the date of their evaluation. No corrective actions with regard to significant deficiencies and material weaknesses were required.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
---------------------------------------------------------------------

     Name             Age    Position
     ----             ---    --------

   Kelly Fielder      37     Chief Executive Officer, Treasurer and a Director
   Gary Rushin        50     Vice President of Finance


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

Gary Rushin has been the Company's Vice President of Finance since March 1, 2006. Mr. Rushin has been Vice Chair of the Board of Directors (since 1998), Adjunct Professor of Accounting and Finance (since 2002) and Visiting Professor of Accounting (since 2003) of the University of Northern Virginia. Since 2001 Mr. Rushin has also been the President of Decision Analysis, LLC, a business consulting firm.

The Company does not have a compensation committee. Gary Rushin serves as the Company's Audit Committee. Mr. Rushin is a financial expert but is not independent as that term is defined in Section 121(A) of the Listing Standards of the American Stock Exchange.

The Company has not adopted a Code of Ethics applicable to the Company's principal executive, financial, and accounting officers and persons performing similar functions. The Company does not believe it needs a Code of Ethics because the Company has only two officers and one director.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

The following table sets forth in summary form the compensation earned or received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who earned or received in excess of $100,000 during the fiscal years ended March 31, 2004, 2005 and 2006.

                          Annual Compensation        Long Term Compensation
                         ----------------------     -------------------------
                                                      Re-                 All
                                                     stric-              Other
                                           Other      ted                Com-
Name and                                  Compen-     Stock    Options   pensa-
 Principal      Fiscal   Salary  Bonus    sation    Awards     Granted   tion
 Position        Year     (1)     (2)       (3)       (4)        (5)      (6)
-------------------------------------------------------------------------------

Kelly Fielder,   2006  $120,000    --        --  $2,160,000       --      --
President and    2005  $120,000    --        --  $  150,000       --      --
Chief Executive  2004  $120,000    --        --          --       --      --
Officer since
December 2002

(1)  The dollar value of base salary (cash and non-cash) received or earned.

(2)  The dollar value of bonus (cash and non-cash) received.

(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property

(4) During the period covered by the foregoing table, the value of the shares of restricted stock issued as compensation for services. The table below shows the number of shares of the Company's common stock owned by the officers listed above, and the value of such shares as of March 31, 2006:

         Name                       Shares              Value
         ----                       ------              -----

         Kelly Fielder            6,066,000         $3,275,640

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

The Company has an employment contract with Kelly Fielder which provides for an annual salary of $120,000.

   The Company has an employment agreement with Gary Rushin which provides that Mr. Rushin will be paid a salary of $4,000 per month during the eight month period ending September 30, 2006. Mr. Rushin is also entitled to receive options to purchase 300,000 shares of the Company's common stock. As of June 30, 2006 the Company had not issued these options.

On June 30, 2004, the Company issued 33,333 shares of its common stock to Kelly Fielder for services provided to the Company.

On November 15, 2005, the Company issued 6,000,000 shares of its common stock to Kelly Fielder for services rendered.

The following shows the amount which the Company expects to pay to Mr. Fielder during the twelve-month period ending March 31, 2007, and the time which Mr. Fielder plans to devote to the Company's business.

                                                   Time to be Devoted
                                   Proposed        to the Company's
         Name                    Compensation          Business
         ----                    ------------      -------------------

       Kelly Fielder                $120,000              90%

Long Term Incentive Plans - Awards in Last Fiscal Year
------------------------------------------------------

None.

Employee Pension, Profit Sharing or Other Retirement Plans
----------------------------------------------------------

The Company does not have a defined benefit, pension plan, profit sharing or other retirement plan, although the Company may adopt one or more of such plans in the future.

Compensation of Directors
-------------------------

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

Stock Option and Bonus Plans
----------------------------

The Company has an Incentive Stock Option Plan, a Non-Qualified Stock Option Plan and a Stock Bonus Plan. In some cases, these Plans are collectively referred to as the "Plans". A summary description of these Plans follows. The Plans provide for the granting, to selected employees of the Company and other persons, of either stock bonuses or options to purchase shares of the Company's common stock.

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

Summary
-------

The following presents certain information as of June 30, 2006, concerning the stock options and stock bonuses granted by the Company pursuant to the Plans. Each option represents the right to purchase one share of the Company's common stock.

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

The person listed below has received options or shares of the Company's common stock as a stock bonus:

                             Incentive Stock Options
                             -----------------------

                      Shares                         Expiration Options Expired/
                      Subject    Exercise   Date of    Date of   Exercised as of
Option Holder        To Option     Price     Grant     Option        June 30,
-------------          --------- ---------- -------  ---------- ----------------
2006

                                      None


                           Non-Qualified Stock Options
                           ---------------------------

                     Shares                         Expiration  Options Expired/
                     Subject    Exercise  Date of     Date of    Exercised as of
Option Holder       To Option    Price     Grant      Option        June 30,
-------------       ---------   --------  -------   ----------   ---------------
2006

                                      None


                                  Stock Bonuses
                                  -------------

                              Shares Issued
Name                          as Stock Bonus          Date Issued
----                          --------------          -----------

Kelly Fielder                     33,333                6-30-04

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table lists the share ownership of the Company's officers and directors of each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding common stock as of June 30, 2006. Except as otherwise indicated, the Company believes that the beneficial owners of the common stock listed below, have sole investment and voting power with respect to such shares.

                                   Number of Shares            Percent of
Name and Address                  Beneficially Owned       Outstanding Shares
----------------                  ------------------       ------------------

Kelly Fielder                          6,366,000                 44.9%
4750 Paton St.
Vancouver, B.C.
Canada  V6L 2J1
                                            -- (1)                 --
Gary Rushin
706 Clark Court, NE #202
Leesburg, VA 20176

Spectrum Meditech Inc.                  20,417 (2)                .01%
4750 Paton St.
Vancouver, B.C.
Canada  V6L 2J1

 Murray Atkins                      1,740,000 (3)                  12%
 Suite 101
 1111-11th Avenue S.W.
 Calgary, Alberta T2R 0G5

 Memphis Capital Corp.                5,000,000                    35%
 898 Regal Crescent
 North Vancouver, BC
 Canada V7K 2X8

All officers and
directors as a group                  ____________                 ___
 (2 persons)                          6,386,417 (1)                45%
                                      =============                ===


(1) The Company has agreed to issue Mr. Ruskin an option to purchase 300,000 shares of the Company's common stock. The exercise price and the expiration date of these options has not been determined.
(2) Spectrum Meditech, Inc. is controlled by Kelly Fielder. (3) Includes 870,000 shares which, as of June 30, 2006, would be issuable upon the conversion of promissory notes held by Mr. Atkins.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

The Company acquired its license to the Needle-Ease device from Spectrum Meditech Inc. Kelly Fielder, an officer, director and principal shareholder of the Company, is also an officer, director and principal shareholder of Spectrum Meditech Inc.

Between April 2003 and June 2004 the Company borrowed $292,275 from Murray Atkins, a principal shareholder of the Company. The amounts borrowed were represented by notes which, at the option of Mr. Atkins, were convertible into shares of the Company's common stock. During March and June 2004 Mr. Atkins converted the notes into 64,950 shares of the Company's common stock. In November 2005, the Company issued $292,275 of convertible notes to Murray Atkins in exchange for common shares held by Mr. Atkins and cash in the amount of $120,780. At Mr. Atkins' option, the notes are convertible into shares of the Company's common stock equal in number to the amount determined by dividing each $1.00 of note principal or accrued interest to be converted by an amount equal to 90% of average closing bid price of Quantum's common stock for the 30 trading days preceding the date of conversion. The notes bear interest at 5.5% per year but all interest amounts have been waived by Mr. Atkins.

In January 2006, the Company entered into a Note Conversion Agreement with Mr. Atkins. Under the terms of the Note Conversion Agreement, as amended, Mr. Atkins agreed to convert a promissory note with a principal balance of $100,000 into 1,000,000 shares of the Company's common stock. Prior to September 30, 2006 Mr. Atkins agreed to sell not more than 50,000 shares per week, and at a price of not less than $0.40 per share, without the consent of the Company. All proceeds received by Mr. Atkins from the sale of the shares will reduce the amounts owed by the Company under the promissory notes. Any shares remaining at September 30, 2006 can be returned to the Company or retained by Mr. Atkins, at his option. If shares are returned to the Company, a new promissory note will be issued to Mr. Atkins for any balance remaining on the $100,000 note. If any shares are retained by Mr. Atkins, the shares will be valued at 90% of the average closing price of the Company's common stock for the 30 trading days preceding September 30, 2006. The value of the shares will then be applied against amounts owing under any of the notes which remain unpaid at September 30, 2006. If the value of the shares exceeds $100,000 plus the amounts payable under the remaining unpaid notes, Mr. Atkins will return to the Company that number of shares determined by dividing the excess value by the average closing price of the Company's common stock for the 30 trading days preceding September 30, 2006.

In April 2006 Mr. Atkins agreed to convert promissory notes with a principal balance of $185,780 into 1,280,000 shares of the Company's common stock, the note bears interest at 5.5% per year and is due and payable on August 15, 2006. The 1,280,000 shares were issued to eight persons in consideration for services provided to the Company. Kelly Fielder, the Company's President, received 300,000 of these shares. In consideration for the conversion of the notes and the transfer of the shares, the Company issued Mr. Atkins a new promissory note in the principal amount of $185,780.

      On June 30, 2004, the Company issued 33,333 shares of its common stock to Kelly Fielder for services rendered.

      On November 15, 2005, the Company issued 6,000,000 shares of its common stock to Kelly Fielder for services rendered.

      On January 10, 2006 the Company issued 5,000,000 shares of its common stock to Memphis Capital Corp. for consulting and financial services.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

Exh. # Description of Exhibit Page Number
------      ----------------------                                -----------

3.1         Certificate of Incorporation                               *

3.3         Bylaws                                                     *

31          Rule 13a-14(a) Certifications

32          Section 1350 Certifications

* Incorporated by referenced to the same exhibit filed with the Company's registration statement on Form 10-SB.

Reports on Form 8-K

   During the three months ended March 31, 2006 the Company did not file any reports on Form 8-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------------------------------------------------

Manning Elliott LLP, Chartered Accountants ("Manning Elliot"), served as the Company's independent public accountants during the fiscal year ended March 31, 2002. Spicer Jeffries LLP ("Spicer Jeffries") served as the Company's independent public accountants during the fiscal year ended March 31, 2003, and until June 16, 2004.

Effective February 14, 2003, the Company dismissed Manning Elliot and hired Spicer Jeffries as the Company's independent certified public accountants.

Effective June 16, 2004, Spicer Jeffries resigned as the Company's independent accountants as a result of the decision by Spicer Jeffries to discontinue its auditing practice for publicly traded corporations.

On June 16, 2004, the Company retained Schumacher & Associates, Inc. ("Schumacher & Associates") to act as the Company's independent certified public accountants.

Effective September 24, 2004, the Company dismissed Schumacher & Associates as its independent auditors.

On May 17, 2005, the Company rehired Manning Elliott as its independent auditors.

The following table shows the aggregate fees billed to the Company during the years ended March 31, 2005, and 2006 by Manning Elliott, Spicer Jeffries, and Schumacher & Associates.

                                    2005          2006
                                    ----          ----

Audit Fees                       $14,000       $31,000
Audit-Related Fees                    --            --
Financial Information Systems         --            --
Design and Implementation Fees        --            --
Tax Fees                              --            --
All Other Fees                        --            --

Audit fees represent amounts billed for professional services rendered for the audit of the Company's annual financial statements and the reviews of the financial statements included in the Company's Forms 10-Q for the fiscal year. Before Manning Elliott and Spicer Jeffries were engaged by the Company to render audit services, the engagements were approved by the Company's Directors.

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)

March 31, 2006

                                                                           Index
                                                                          -----

Report of Independent Registered Public Accounting Firm....................F-1

Consolidated Balance Sheets................................................F-2

Consolidated Statements of Operations......................................F-3

Consolidated Statements of Cash Flows......................................F-4

Consolidated Statements of Stockholders' Deficit...........................F-5

Notes to the Consolidated Financial Statements.............................F-6

             Report of Independent Registered Public Accounting Firm


To the Directors and Stockholders
Quantum MRI, Inc. (formerly Travelshorts.com, Inc.)
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Quantum MRI, Inc. (formerly Travelshorts.com, Inc.) as of March 31, 2006 and 2005 and the related consolidated statements of operations, cash flows and stockholders' deficit for the years then ended and accumulated from June 7, 1989 (Date of Inception) to March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quantum MRI, Inc. (formerly Travelshorts.com, Inc.) as of March 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended and accumulated from June 7, 1989 (Date of Inception) to March 31, 2006, in conformity with accounting principles generally accepted in the United States.

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

MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

June 20, 2006

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

                                                           March 31,   March 31,
                                                             2006        2005
                                                               $           $

ASSETS

Current Assets

Cash                                                         75,897         123
--------------------------------------------------------------------------------

Total Current Assets                                         75,897         123

Property and Equipment (Note 3)                               3,405       5,283
--------------------------------------------------------------------------------

Total Assets                                                 79,302       5,406
================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

 Accounts payable                                           142,668     125,286
 Accrued liabilities                                              -      41,368
 Due to related parties (Note 5(b))                       1,067,703   1,244,288
 Loans payable (Note 6)                                     100,000           -
 Convertible notes payable,  less unamortized
  discount of $5,392 (Note 7)                               314,230      75,000
--------------------------------------------------------------------------------

Total Liabilities                                         1,624,601   1,485,942
--------------------------------------------------------------------------------


Commitments and Contingencies (Notes 1 and 9)
Subsequent Events (Note 11)

Stockholders' Deficit

Preferred Stock
Authorized: 100,000 shares, par value $0.001
Issued: Nil                                                       -           -

Common Stock
Authorized: 50,000,000 shares, par value $0.001
Issued: 12,691,391 and 286,256, respectively                 12,691         286

Additional Paid-in Capital                                5,544,528     946,665

Common Stock Subscribed                                     101,550           -

Deficit Accumulated During the Development Stage         (7,204,068) (2,427,487)
--------------------------------------------------------------------------------

Total Stockholders' Deficit                              (1,545,299) (1,480,536)
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                   79,302       5,406
================================================================================

The accompanying notes are an integral part of these consolidated financial statements

Quantum MRI, Inc
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Consolidated Statement of Operations
(Expressed in US dollars)

                                        Accumulated
                                            From
                                        June 7, 1989
                                          (Date of     For the     For the
                                          Inception)  Year Ended Year Ended
                                         To March 31,  March 31,   March 31,
                                             2006        2006       2005
                                              $           $           $

Revenue                                       2,731          -            -
-----------------------------------------------------------------------------


Expenses

Consulting                               1,958,615   1,786,567       11,650
Donated rent (Note 5(c))                    73,005      25,596       23,860
Donated services                            28,070           -            -
General and administrative                 512,326     233,837       41,786
Impairment loss on intangible
 asset (Note 4)                            252,819           -            -
Imputed interest  (Notes 5(b) and 7)       258,783     120,227       64,749
Investor relations                          86,730           -            -
Management fees                          2,650,000   2,280,000      220,000
Product development                         92,402           -            -
Professional fees                          363,329      59,851       72,363
-----------------------------------------------------------------------------

Total Expenses                           6,276,079   4,506,078      434,408
-----------------------------------------------------------------------------

Other (income) expense

   Beneficial conversion feature of
    convertible notes                       40,503      40,503           -
   Loss on settlement of debt              230,000     230,000           -
-----------------------------------------------------------------------------
Net Loss                                (6,543,851) (4,776,581)   (434,408)
=============================================================================
Net Loss Per Share - Basic and Diluted                   (1.15)      (1.66)
=============================================================================
Weighted Average Shares Outstanding                  4,139,000     261,000
=============================================================================

The accompanying notes are an integral part of these consolidated financial statements

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Expressed in US dollars)


                                           Accumulated
                                               From
                                           June 7, 1989
                                             (Date of      For the    For the
                                             Inception)  Year Ended  Year Ended
                                            To March 31,  March 31,   March 31,
                                                2006        2006        2005
                                                  $           $           $

Operating Activities

Net loss                                     (6,543,851)  (4,776,581)  (434,408)

Adjustment to reconcile net loss to net
cash used in operating activities:
Beneficial conversion feature of
convertible notes                                40,503       40,503         -
Depreciation and amortization                    33,746        1,878     1,879
Donated services and rent                       101,075       25,596    23,860
Impairment loss on intangible asset             252,819            -         -
Imputed interest                                258,783      120,227    64,749
Loss on disposal of assets                        4,597            -         -
Loss on settlement of debt                      230,000      230,000         -
Stock issued pursuant to loan agreement         101,550      101,550         -
Stock-based compensation                      4,080,521    3,980,521   100,000

Changes in operating assets and liabilities:
 Due from related parties                       381,075       62,902   113,605
Accounts payable and accrued liabilities        159,602       (7,052)   48,975
-------------------------------------------------------------------------------

Net Cash Used in Operating Activities          (899,580)    (220,456)  (81,340)
-------------------------------------------------------------------------------
Investing Activities

   Purchase of property and equipment           (19,603)           -         -
-------------------------------------------------------------------------------

Net Cash Used in Investing Activities           (19,603)           -         -
-------------------------------------------------------------------------------
Financing Activities

   Proceeds from loan payable                   100,000      100,000         -
   Proceeds from convertible notes payable      433,305       45,780    82,275
   Bank overdraft                                     -            -      (812)
   Proceeds from issuance of common
    stock, net                                  461,775      150,450         -
-------------------------------------------------------------------------------

Net Cash Flows Provided By Financing
Activities                                      995,080      296,230    81,463
-------------------------------------------------------------------------------

Increase In Cash                                 75,897       75,774       123

Cash - Beginning of Period                            -          123         -
-------------------------------------------------------------------------------

Cash - End of Period                             75,897       75,897       123
===============================================================================

Non-cash Investing and Financing
Activities

Shares issued pursuant to loan agreement        101,550      101,550         -
Shares issuable on conversion of notes
 payable                                        392,275      100,000   292,275
Forgiveness of debt with settlement
 from shareholder                               239,487      239,487         -
Acquisition   of  licensing   agreement
  with assumption of liabilities                274,964            -         -
Licensing agreement acquired                    918,490            -         -
================================================================================
Supplemental Disclosures

  Income taxes paid                                   -            -         -
   Interest paid                                      -            -         -
================================================================================

The accompanying notes are an integral part of these consolidated financial statements

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
From June 7, 1989 (Date of inception) to March 31, 2006
(expressed in US dollars)



                                                                        Deficit
                                                                      Accumulated
                                                         Additional   During the
                                         Common Stock      Paid-in    Development
                                       Shares     Amount   Capital       Stage        Total

                                          #         $         $             $            $

Balance -June 7, 1989 (Date of
inception)                                  -          -         -            -           -

Stock issued for services at
$0.045 per share                       50,000         50    (2,450)           -       2,500

Net loss for the period                     -          -         -       (2,500)     (2,500)
------------------------------------------------------------------------------------------------
Balance - March 31, 1997               50,000         50    (2,450)      (2,500)          -

Sale of common stock for cash
at $1.05 per share                     55,800         56    59,944            -      60,000

Net loss for the year                       -          -         -      (52,100)    (52,100)
------------------------------------------------------------------------------------------------
Balance - March 31, 1998              105,800        106    62,394      (54,600)      7,900

Sale of common stock for cash
at $6.75 per share                      1,720         2     11,498            -      11,500

Net loss for the year                       -         -          -      (21,400)    (21,400)
------------------------------------------------------------------------------------------------
Balance - March 31, 1999              107,520       108     73,892      (76,000)     (2,000)

Sale of common stock for cash
at $25.00 per share                     1,460         1     36,499            -      36,500

Net loss for the year                       -         -          -      (12,471)    (12,471)
------------------------------------------------------------------------------------------------
Balance - March 31,2000               108,980       109    110,391      (88,471)     22,029

Sale of common stock for cash
at $28.35 per share                       657         1     18,624            -      18,625

Stock cancelled and returned           (2,000)       (2)    (1,998)           -      (2,000)

Net loss for the year                       -         -          -      (82,446)    (82,446)
------------------------------------------------------------------------------------------------
Balance - March 31, 2001              107,637       108    127,017     (170,917)    (43,792)

Stock cancelled and returned             (680)       (1)         1            -           -

Stock reissued                            366         -          -            -           -

Donated capital                             -         -     27,475            -      27,475

  Net loss for the year                     -         -          -      (50,750)    (50,750)
------------------------------------------------------------------------------------------------
Balance - March 31, 2002              107,323       107    154,493     (221,667)    (67,067)

Acquisition of SETI                   111,275       111     16,580     (660,217)   (643,526)

Cancellation of shares                (50,000)      (50)    (7,450)           -      (7,500)

Sale of common stock for cash
   at $75.00 per share                  1,933         2    144,998            -     145,000

Offering costs                              -         -     (6,000)           -      (6,000)

Forgiveness of debt                         -         -     20,250            -      20,250

Donated capital                             -         -     26,059            -      26,059

Net loss for the year                       -         -          -     (195,666)   (195,666)
------------------------------------------------------------------------------------------------

Balance - March 31, 2003              170,531       170    348,930   (1,077,550)   (728,450)

Sale of common stock for cash
   at $75.00 per share                    620         1     46,499            -      46,500

Adjustment for non-cancellation
 of shares                             50,000        50        (50)           -           -

Shares repurchased                    (33,178)      (33)    (1,267)           -      (1,300)

Donated capital                             -         -     71,767            -      71,767

Net loss for the year                       -         -          -     (915,529)   (915,529)
------------------------------------------------------------------------------------------------

Balance - March 31, 2004              187,973       188    465,879   (1,993,079) (1,527,012)
================================================================================================


The accompanying notes are an integral part of these consolidated financial statements

Sharps Elimination Technologies, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
From June 7, 1989 (Date of inception) to March 31, 2006
(expressed in US dollars)


                                                                                 Deficit
                                                                                Accumulated
                                                         Additional   Common    During the
                                         Common Stock      Paid-in     Stock    Development
                                       Shares     Amount   Capital   Subscribed     Stage        Total

                                          #         $         $          $            $            $

Balance - March 31, 2004               187,973      188    465,879          -   (1,993,079)  (1,527,012)

Stock issued for
conversion of notes
at $4.50 per share                      64,950       65    292,210          -            -      292,275

Stock issued for
management services
at $3.00 per share                      33,333       33     99,967          -            -      100,000

Donated capital                              -        -     88,609          -            -       88,609

Net loss for the year                        -        -          -          -     (434,408)    (434,408)
---------------------------------------------------------------------------------------------------------

Balance - March 31, 2005               286,256      286    946,665          -   (2,427,487)  (1,480,536)

Shares returned to
treasury for
cancellation                           (50,000)     (50)        50          -            -            -

Sale of common stock
at $0.29 per share                     485,000      485    139,465          -            -      139,950

Sale of common stock
at $0.30 per share
net of issue costs of $5,550             35,000       35     10,465          -            -       10,500

Shares issued for
management services
at $0.36 per share                   6,000,000    6,000  2,154,000          -            -    2,160,000

Shares returned to
treasury for cancellation              (64,950)     (65)  (292,210)         -            -     (292,275)

Shares issued for
services at $0.35
per share                            5,000,000    5,000  1,745,000          -            -    1,750,000

Shares issued on
conversion of debt                   1,000,000    1,000    329,000          -            -      330,000

Shares issuable
pursuant to
investment agreements                        -        -          -    101,550            -      101,550

Beneficial conversion
feature                                      -        -     45,895          -            -       45,895

Donated capital                              -        -     25,596          -            -       25,596

Fair value of
warrants issued
pursuant to investment                       -        -     70,520          -            -       70,520

Gain on forgiveness
of debt                                      -        -    239,487          -            -      239,487

Imputed interest,
including $10,368
accrued in prior
periods reclassified
from accrued
liabilities                                  -        -    130,595          -            -      130,595

Net loss for the year                        -        -          -          -   (4,776,581)  (4,776,581)
---------------------------------------------------------------------------------------------------------

Balance - March 31, 2006            12,691,306   12,691  5,544,528    101,550   (7,204,068)  (1,545,299)
=========================================================================================================


The accompanying notes are an integral part of these consolidated financial statements

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2006
(Expressed in US dollars)


1. Nature of Operations and Continuance of Business


   The Company was incorporated in Washington on June 7, 1989 under the name P.L.D.F.E.T., Inc. On March 17, 2000, the Company changed its name to Travelshorts.com, Inc. On May 5, 2005, the Company changed its name to Sharps Elimination Technologies, Inc. and on August 25, 2005, the Company changed its name to Quantum MRI, Inc. The Company is in the development stage as defined by the Statement of Financial Accounting Standard ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises". The Company's principal business is the development, manufacture and selling of Needle-Ease(TM), a device used for the safe disposal of used needles and hypodermic syringes.

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

   The accompanying consolidated financial statements include the historical accounts of SETI since December 3, 2002. All significant intercompany balances and transactions have been eliminated on consolidation.

   At March 31, 2006, the Company had a working capital deficit of $1,548,704 and accumulated losses of $7,204,068 since inception. The ability of the Company to continue as a going concern is dependent on its ability to emerge from the development stage with respect to its planned principal business activity, attaining profitable operations and raising additional debt and/or equity financing to fund its operations. Management's plan in this regard is to raise additional funding through private offerings and bring its product to market. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company discontinue operations.


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

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2006
(Expressed in US dollars)



2. Significant Accounting Policies (continued)

(e)   Comprehensive Income

      SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at March 31, 2006 and 2005, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

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

(j)   Stock-based Compensation

      Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company's employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments", using the modified prospective transition method. The Company has not issued any stock options since its inception. Accordingly, there was no effect on the Company's reported loss from operations, cash flows or loss per share, as a result of adopting SFAS No. 123R.

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2006
(Expressed in US dollars)


2. Significant Accounting Policies (continued)

(k)   Financial Instruments

      The carrying value of cash, convertible notes payable, accounts payable and accrued liabilities and amounts due to related parties approximate their fair value due to the relatively short maturity of these instruments.

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

(n)   Recent Accounting Pronouncements

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

      In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

      The FASB has also issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments" and SFAS No. 156 "Accounting for Servicing of Financial Assets", but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company's operations and financial position have not been disclosed.

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2006
(Expressed in US dollars)


3.  Property and Equipment


                                                           March 31,   March 31,
                                                             2006        2005
                                           Accumulated   Net Carrying  Net Carrying
                                    Cost   Depreciation      Value       Value
                                     $          $               $          $

   Office  furniture and computer
   hardware                         9,391      5,986          3,405       5,283
   -----------------------------------------------------------------------------------



4. Intangible Assets


    By an Agreement dated November 12, 2001, as amended on June 28, 2005, the Company acquired from Spectrum Meditech Inc. ("Spectrum"), a company controlled by the President of the Company, an exclusive License ("the licence") to the Needle-Ease(TM) technology. The technology includes that disclosed in the patent held by Spectrum, as well as blueprints, drawings, specifications, engineering data, engineering calculations, processes, apparatuses, and parts relating to the Needle-Ease(TM) product. Included as part of the licences are the rights to use the Needle-Ease(TM) trademarks and tradenames.


    In consideration for the license, the Company agreed to:

     a)   Pay Spectrum $300,000 no later than December 31, 2005;

     b) Pay Spectrum a royalty of $3.25 for each product sold, provided, however, that the Company pay a minimum of $100,000 per year, commencing with the year ended December 31, 2005.

     c)   Issue 5,333 split-adjusted shares of common stock.

    The Company recognized $16,609 of amortization during the year ended March 31, 2004. The Company recognized an impairment loss of $252,819 during the year ended March 31, 2004 as there is no assurance the Company will be able to generate revenues from the technology, or if revenues are generated, that it will be profitable. On February 28, 2006, the Company and Resilient World Solutions ("Resilient") (formerly Spectrum Meditech Inc.) agreed to terminate the license and Technical Assistance Agreement, to forgive amounts owed to Resilient by the Company and to allow Resilient to retain the shares issued. The Company recognized a gain on settlement of debt of $239,487 which has been recorded as additional paid-in capital.


5.    Related Party Transactions

     (a) During the year ended March 31, 2006, management fees of $120,000 (2005 - $120,000) were charged to operations pursuant to an executive services agreement with the President of the Company.

     (b) As of March 31, 2006, the Company's President, and a company controlled by the President are owed $1,067,703 relating to amounts assumed by the Company at the acquisition of SETI and subsequent advances made to the Company. These amounts have no due date and are non-interest bearing. During the year ended March 31, 2006, interest of $109,829 (2005 - $64,749) has been imputed at twice prime rate and charged to operations with a corresponding credit to additional paid-in capital.

     (c) During the year ended March 30, 2006, the Company recognized a total of $25,596 (2005 - $23,860) for donated rent provided by the President of the Company.

     (d) On November 16, 2005, the Company issued 6,000,000 shares of common stock with a fair value of $2,160,000 to the President of the Company for management services provided to the Company. The shares were valued at the closing price of the Company's common stock on the date of issue.

     (e) On June 30, 2004, the Company issued 33,333 split-adjusted shares of common stock to the President of the Company for management services provided to the Company at a fair value of $100,000.

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2006
(Expressed in US dollars)

6.   Loans Payable

     (a) On February 8, 2006, the Company entered into an unsecured investment agreement with an investor and received $25,000 as a loan repayable on April 10, 2006. Pursuant to the agreement, the Company will pay interest of 12% per annum and issue the investor 35,000 restricted shares of the Company's common stock and a warrant to purchase 35,000 restricted shares of the Company's common stock at a price of $0.30 per share until April 10, 2008. During the year ended March 31, 2006, the Company accrued interest of $419 and no warrants were exercised. The loan was not repaid on April 10, 2006, and remains outstanding. Refer to Note 8(b).

     (b) On March 6, 2006, the Company entered into three unsecured investment agreements with investors to receive loans totalling $75,000 repayable on May 6, 2006. Pursuant to the agreements, the Company will pay interest of $15,000 and issue the investors 180,000 shares of the Company's common stock (issued subsequently) and warrants to purchase 180,000 restricted shares of the Company's common stock at a price of $0.30 per share until May 6, 2007. During the year ended March 31, 2006, the Company accrued interest of $2,049 and no warrants were exercised. The loans were not repaid on May 6, 2006, and remain outstanding. Refer to Note 8(a).


7.    Convertible Notes Payable

   On November 16, 2005, the Company entered into an Exchange Agreement with the holder of all of the Company's outstanding notes payable (the "Creditor"). Under the terms of the agreement, the Creditor agreed to return for cancellation the 64,950 shares of common stock previously received on settlement of promissory notes in exchange for three new convertible notes in the aggregate principal amount of $292,275. The notes matured on December 17, 2005 ($100,000), January 15, 2006 ($100,000) and March 15, 2006 ($92,275).
   The Creditor also agreed to cancel the prior outstanding promissory notes totalling $85,780 in exchange for a new convertible note for $85,780 that matures on June 15, 2006. The Company also issued a new convertible note for cash proceeds of $35,000 that matures on August 15, 2006. All notes bear interest at 5.5% per annum. The principal and accrued interest on the promissory notes may be converted into shares of the Company's common stock at the Conversion Price at the option of the holder. The Conversion Price is 90% of average closing bid price of the Company's common stock for the 30 trading days preceding the conversion. During the year ended March 31, 2006, the creditor agreed to waive interest on all outstanding notes. As at March 31, 2006 interest of $10,398 was treated as imputed at 5.5% per annum and interest of $10,368 accrued in prior periods was reclassified from accrued liabilities to additional paid-in capital.

   In accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company recognized the value of the embedded beneficial conversion feature of $45,895 as additional paid-in capital as the debt was issued with an intrinsic value conversion feature. For the year ended March 31, 2006, the Company recognized $40,503 as interest expense which would have increased the carrying value of the promissory notes to $407,663, before the Note Conversion Agreement as discussed below.

    On January 26, 2006, the Company entered into a Note Conversion Agreement ("the Agreement") with the holder of the convertible promissory notes (the "Creditor"). Under the terms of the agreement, the Creditor agreed to convert the promissory note with a principal of $100,000 and a maturity date of December 17, 2005 into 1,000,000 shares of common stock. The Creditor will dispose of the shares in the market up to a maximum of 50,000 shares per week and, prior to March 31, 2006, at no less than $0.40 per share without the consent of the Company. All proceeds received by the Creditor to March 31, 2006 will reduce the amounts owed by the Company under the promissory notes. Any shares remaining at March 31, 2006 can be returned to the Company or retained by the Creditor. If shares are returned to the Company, a new promissory note will be issued for the balance of principal remaining after any reduction applied for proceeds from the sale of common stock. If shares are retained by the Creditor, the shares will be valued at 90% of the average closing price of the Company's common stock for the 30 trading days preceding March 31, 2006 (the "Calculated Value"). The Calculated Value will then be applied against amounts owing under any of the notes unpaid at March 31, 2006. If the Calculated Value of the shares exceeds $100,000 plus the aggregate amounts payable under the remaining unpaid notes (the "Remaining Value"), then the Creditor will return to the Company that number of shares determined by dividing the Remaining Value by the average closing price of the Company's common stock for the 30 trading days preceding March 31, 2006. On March 31, 2006, the Agreement was amended to extend the deadline from March 31, 2006, to September 30, 2006.

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2006
(Expressed in US dollars)


8.    Common Stock

(a) On March 6, 2006, the Company agreed to issue 180,000 shares of the Company's common stock with a fair value of $90,000 and warrants to purchase 180,000 shares at $0.30 per share with a fair value of $63,294 pursuant to three investment agreements. During the year ended March 31, 2006, the total fair value of $153,294 was charged to interest expense with a corresponding credit of $63,294 to additional paid-in capital and $90,000 to common stock subscribed.

(b) On February 8, 2006, the Company agreed to issue 35,000 shares of the Company's common stock with a fair value of $11,550 and a warrant to purchase 35,000 shares at $0.30 per share with a fair value of $7,226 pursuant to an investment agreement. During the year ended March 31, 2006, the total fair value of $18,776 was charged to interest expense with a corresponding credit of $7,226 to additional paid-in capital and $11,550 to common stock subscribed.

(c) On January 26, 2006, the Company issued 1,000,000 shares with a fair value of $330,000 upon the conversion of $100,000 of convertible notes payable. During the year ended April 30, 2006, the Company recognized a loss on settlement of debt of $230,000. Refer to Note 7.

(d) On January 10, 2006, the Company issued 5,000,000 shares with fair value of $1,750,000 for founders services provided to the Company. The shares were valued at the closing price of the Company's common stock on the date of issue.

(e) On November 16, 2005, the creditor of the outstanding promissory notes returned for cancellation 64,950 shares of common stock in exchange for three new convertible notes in the aggregate principal amount of $292,275. Refer to Note 7.

(f) On November 16, 2005, the Company issued 6,000,000 shares of common stock with a fair value of $2,160,000 to the President of the Company for services rendered. The shares were valued at the closing price of the Company's common stock on the date of issue.

(g) On January 26, 2006, the Company agreed to issue 35,000 units at $0.30 per unit for cash proceeds of $10,500. Each unit consists of one common share and one share purchase warrant. Each warrant may be exercised within two years of the date of issuance at a price of $0.50 per share.

(h) On June 30, 2005, the Company issued 485,000 units at a price of $0.30 per unit for cash proceeds of $139,950, net of offering costs of $5,550. Each unit consists of one common share and one share purchase warrant. Each warrant may be exercised within one year of the date of issuance at a price of $0.50 per share.

(i) On May 5, 2005, the Company completed a reverse stock split on the basis of 1 new share of common stock for every 150 old shares of common stock outstanding. All per share amounts have been retroactively restated to reflect the reverse stock split with no change in par value.

(j) On May 5, 2005, the Company increased its authorized capital stock to allow for the issue of 100,000 shares of preferred stock with a par value of $0.001.

(k) In April 2005, the Company agreed to cancel 50,000 split-adjusted shares with a par value of $0.001 per share from its' treasury.

(l) On July 12, 2004, the Company converted $100,000 of notes payable to 22,222 split-adjusted shares of common stock at a split-adjusted conversion rate of $4.50 per share.

(m) On July 12, 2004, the Company converted $7,275 of notes payable to 1,617 split-adjusted shares of common stock at a split-adjusted conversion rate of $4.50 per share.

(n) On June 30, 2004, the Company issued 33,333 split-adjusted shares of common stock to the President of the Company for services rendered at a fair value of $100,000.

(o) On June 29, 2004, the Company converted $185,000 of notes payable to 41,111 split-adjusted shares of common stock at a split-adjusted conversion rate of $4.50 per share.

(p) On April 9, 2004, the Company established an Incentive Stock Option Plan, a Non-Qualified Stock Option Plan and a Stock Bonus Plan ("the Plans") to issue up to a total of 66,667 split-adjusted shares to employees. On November 15, 2005, the Company amended the Plans to provide for the issuance of 2,000,000 shares of its' common stock for the Incentive Stock Option Plan, 2,000,000 shares of its' common stock for the Non-Qualified Stock Option Plan, and 6,000,000 shares of its' common stock for the Stock Bonus Plan.

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2006
(Expressed in US dollars)


8. Common Stock (continued)

   The following table summarizes the continuity of the Company's warrants:

                                                         Weighted
                                                         average
                                         Number of       exercise
                                        split-adjusted   price
                                          shares            $

   Balance, March 31, 2005                      -            -
   Issued                                 735,000         0.44
   Exercised                                    -            -
   Expired                                      -            -
                                        ----------------------

   Balance, March 31, 2006                735,000         0.44
                                        ======================

   At March 31, 2006, the following share purchase warrants were outstanding:

                                            Weighted average
                                                remaining
                                               contractual
      Number of Shares     Exercise Price      life (years)
   ------------------------------------------------------------

          520,000              $0.50              0.32
          215,000              $0.30              1.23


9.     Commitments and Contingencies

(a) On March 1, 2006, the Company entered into an employment agreement with the Company's Chief Financial Officer. Under the terms of the employment agreement, the Company must pay $4,000 per month for an initial term of eight months, and grant options to acquire 300,000 shares of common stock. During the year ended March 31, 2006, $4,000 was charged to operations.

(b) On November 1, 2005, the Company entered into an employment agreement with the Company's Chief Executive Officer. Under the terms of the employment agreement, the Company must pay $120,000 per annum for the period from April 1, 2006 to March 31, 2008. This employment agreement extends the terms of the previous employment agreement, which expires on March 31, 2006. For the year ended March 31, 2006, $120,000 was charged to operations.

(c) In September 2003, a plaintiff commenced a civil action against the Company in the Supreme Court of British Columbia, Canada. The plaintiff alleges that the Company and/or the President of the
       Company are liable for a loan in the amount of approximately $250,000, and that there was a failure to deliver approximately 53,333 split-adjusted shares of the Company's common stock which were to be held as security for the loan. The Company intends to vigorously defend itself in this matter and management feels it has meritorious defenses. This action is in a very preliminary stage and it is not possible to determine the probable outcome. The accompanying financial statements do not include any provision for possible loss.

10.    Income Taxes

   Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $6,247,000, which expire through 2024. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended March 31, 2006 and 2005, the valuation allowance established against the deferred tax assets increased by $1,620,000 and $138,000, respectively.

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2006
(Expressed in US dollars)


10. Income Taxes (continued)

   The components of the net deferred tax asset at March 31, 2006 and 2005, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are presented below:

                            March 31,      March 31,
                              2006           2005
                                $              $

Net Operating Loss         6,247,000      1,618,000

Statutory Tax Rate                35%            35%

Effective Tax Rate                 -              -

Deferred Tax Asset         2,186,000        566,000

Valuation Allowance       (2,186,000)      (566,000)
------------------------------------------------------

Net Deferred Tax Asset             -              -
======================================================

11.   Subsequent Events

(a) On April 7, 2006, the Company entered into a Note Conversion Agreement ("the Agreement") with the holder of the convertible promissory notes (the "Creditor"). Under the terms of the Agreement, the Creditor agreed to convert the promissory note with a principal of $100,000 and a maturity date of January 15, 2006 and a note in the principal amount of $85,780 with a maturity date of June 15, 2006 into 1,280,000 shares of common stock. The shares will be issued to eight individuals including 300,000 shares to the President of the Company in consideration for services provided to the Company. In consideration for the transfer of the shares described above, the Company agreed to issue a promissory note in the amount of $185,780.

(b) On April 4, 2006, the Company entered into a Standby Equity Distribution Agreement ("the Agreement") with a venture capital company (the "Purchaser"). Under the terms of the Agreement, the Purchaser will purchase up to $5,000,000 of the Company's common stock over a period of 24 months at 95% of the market price subsequent to effective registration of the Company's common stock. The purchases will be at the discretion of the Company. As an implementation fee, the Company will issue to the Purchaser $200,000 of common stock or cash; issue 350,000 warrants exercisable at $0.01 per share; and 1,500,000 warrants exercisable at $0.25 per share expiring in five years from the closing of the transaction.

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of July 2006.

                                QUANTUM MRI, INC.


                                  By  /s/ Kelly Fielder
                                      --------------------------------------
                                      Kelly Fielder, President, Chief Financial
                                      Officer and Principal Accounting Officer


      Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                     Title                    Date
                                     -----                    ----

 /s/ Kelly Fielder
--------------------------
Kelly Fielder                       Director             July 12, 2006