Form 10QSB
period 2006-06-30
QUANTUM MRI, INC.
filed 2006-08-15
CIK 1123844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number 0-31357

                                QUANTUM MRI, INC.

    Washington                                                54-0231483
-----------------------                                  ------------------
State or other jurisdiction                             (I.R.S.) Employer
of incorporation                                          Identification No.

                                4750 Paton Street
                   Vancouver, British Columbia, Canada V6L 2J1
                     Address of principal executive offices

                                  303-506-1633
                            ------------------------
               Registrant's telephone number, including area code

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

      Yes           X                  No
            ---------------                  ------------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

      Yes             X                No    ________
            ---------------

    As of August 10, 2006 the Company had 14,071,391 outstanding shares of common stock.

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)

June 30, 2006

                                                                           Index

Consolidated Balance Sheets................................................F-1

Consolidated Statements of Operations......................................F-2

Consolidated Statements of Cash Flows......................................F-3

Notes to the Consolidated Financial Statements.............................F-4

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)
(Unaudited)

                                                           June 30,    March 31,
                                                             2006        2006
ASSETS                                                     -------     --------

Current Assets
Cash                                                      $  2,747    $  75,897
--------------------------------------------------------------------------------

Total Current Assets                                         2,747      75,897

Property and Equipment (Note 3)                              2,935       3,405
--------------------------------------------------------------------------------

Total Assets                                                 5,682      79,302
--------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

 Accounts payable                                          138,484     142,668
 Accrued liabilities                                        45,378           -
 Due to related parties (Note 4(b))                      1,084,164   1,067,703
 Loans payable (Note 5)                                    100,000     100,000
 Convertible notes payable,  less
     unamortized discount of (Note 6)                   $7,305,204     314,230
--------------------------------------------------------------------------------

Total Liabilities                                        1,673,230   1,624,601
--------------------------------------------------------------------------------

Commitments and Contingencies (Notes 1 and 8)

Stockholders' Deficit

Common Stock
Authorized: 50,000,000 shares, par value $0.001
Issued: 14,071,391 and 12,691,391, respectively             14,071      12,691

Additional Paid-in Capital                               6,590,966   5,544,528

Common Stock Subscribed                                     25,550     101,550

Deficit Accumulated During the Development Stage        (8,298,135) (7,204,068)
--------------------------------------------------------------------------------

Total Stockholders' Deficit                             (1,667,548) (1,545,299)
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                  5,682      79,302
===============================================================================



The accompanying notes are an integral part of these consolidated financial statements

Quantum MRI, Inc
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Consolidated Statement of Operations
(Expressed in US dollars)
(Unaudited)
                                    Accumulated
                                       From
                                   June 7, 1989     For the three  For the three
                               (Date of Inception)   Months Ended  Months Ended
                                   to June 30,          June 30,     June 30,
                                       2006               2006         2005

Revenue                               $    2,731             -           -
-----------------------------------------------------------------------------

Expenses

Consulting                             2,845,381       886,766       3,673
Donated rent (Note 4(c))                  79,797         6,792       6,151
Donated services                          28,070             -           -
General and administrative               556,963        44,637       9,522
Impairment loss on intangible asset      252,819             -           -
Imputed interest  (Notes 4(b) and 6)     306,393        47,610      24,241
Investor relations                        86,730             -           -
Management fees (Notes 4(a) and 8(b))  2,692,000        42,000      30,000
Product development                       92,402             -           -
Professional fees                        411,408        48,079       8,846
-----------------------------------------------------------------------------

Total Expenses                         7,351,963     1,075,884      82,433
-----------------------------------------------------------------------------

Other Expense

   Beneficial conversion feature of
       convertible notes                 58,686         18,183           -
   Loss on settlement of debt           230,000              -           -
-----------------------------------------------------------------------------

Net Loss                             (7,637,918)    (1,094,067)    (82,433)
==============================================================================


Net Loss Per Share - Basic
  and Diluted                             (0.08)         (0.29)
=============================================================================-


Weighted Average Shares Outstanding                 13,962,000     286,000
=============================================================================


The accompanying notes are an integral part of these consolidated financial statements

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Expressed in US dollars)
(Unaudited)

                                                 For the Three   For the Three
                                                  Months Ended    Months Ended
                                                   June 30,          June 30,
                                                     2006              2005
Operating Activities                            ---------------  --------------

Net loss                                           (1,094,067)      (82,433)

Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation and amortization                             470           469
Donated services rent                                   6,792         6,151
Imputed interest                                       47,610        34,609
Stock-based compensation                              914,958             -

Changes in operating assets and liabilities:
 Accounts payable and accrued liabilities              34,626       (36,264)
 Due from related parties                              16,461       (62,588)
----------------------------------------------------------------------------

Net Cash Used in Operating Activities                 (73,150)     (140,056)
----------------------------------------------------------------------------

Financing Activities

   Repayment of notes payable                         (25,000)
   Proceeds from notes payable                         25,000             -
   Proceeds from issuance of common stock                   -       139,950
-----------------------------------------------------------------------------

Net Cash Flows Provided By Financing Activities             -       139,950
----------------------------------------------------------------------------

Decrease In Cash                                      (73,150)         (106)

Cash - Beginning of Period                             75,897           123
----------------------------------------------------------------------------

Cash - End of Period                                    2,747            17
=============================================================================

Non-cash Investing and Financing Activities

   Stock-based compensation                                 -             -
   Shares issued on conversion of notes payable       896,000             -
=============================================================================


Supplemental Disclosures

   Interest paid                                            -             -
  Income taxes paid                                         -             -



The accompanying notes are an integral part of these consolidated financial statements

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) From June 7, 1989 (Date of inception) to June 30, 2006 (expressed in US dollars) (unaudited)

                                                                         Deficit
                                                                       Accumulated
                                                           Additional     During the
                                        Common Stock        Paid-in      Development
                                     Shares      Amount      Capital        Stage         Total
                                     ------      ------ #  -----------  -------------     -----
Balance -June 7, 1989 (Date of
inception)                                -      $    -       $     -       $     -    $       -

Stock issued for services at
$0.045 per share                     50,000          50         (2,450)           -        2,500

Net loss for the period                   -           -              -       (2,500)      (2,500)
--------------------------------------------------------------------------------------------------

Balance - March 31, 1997             50,000          50         (2,450)      (2,500)           -

Sale of common stock for cash
   at $1.05 per share                55,800          56         59,944            -       60,000

Net loss for the year                     -           -              -      (52,100)     (52,100)
-------------------------------------------------------------------------------------------------

Balance - March 31, 1998            105,800         106         62,394      (54,600)       7,900

Sale of common stock for cash
at $6.75 per share                    1,720           2         11,498            -       11,500

Net loss for the year                     -           -              -      (21,400)     (21,400)
-------------------------------------------------------------------------------------------------

Balance - March 31, 1999            107,520         108         73,892      (76,000)      (2,000)

Sale of common stock for cash
at $25.00 per share                   1,460           1         36,499            -       36,500

Net loss for the year                     -           -              -      (12,471)     (12,471)
-------------------------------------------------------------------------------------------------

Balance - March 31,2000             108,980         109        110,391      (88,471)      22,029

Sale of common stock for cash
at $28.35 per share                     657           1         18,624            -       18,625

Stock cancelled and returned        (2,000)          (2)        (1,998)           -       (2,000)

Net loss for the year                     -           -              -      (82,446)     (82,446)
--------------------------------------------------------------------------------------------------

Balance - March 31, 2001            107,637         108        127,017     (170,917)     (43,792)

Stock cancelled and returned           (680)         (1)             1            -            -

Stock reissued                          366           -              -            -            -

Donated capital                           -           -         27,475            -       27,475

  Net loss for the year                   -           -              -      (50,750)     (50,750)
--------------------------------------------------------------------------------------------------

Balance - March 31, 2002            107,323         107        154,493     (221,667)     (67,067)

Acquisition of SETI                 111,275         111         16,580     (660,217)    (643,526)

Cancellation of shares             (50,000)         (50)        (7,450)           -       (7,500)

Sale of common stock for cash
   at $75.00 per share                1,933           2        144,998            -      145,000

Offering costs                            -           -        (6,000)            -       (6,000)

Forgiveness of debt                       -           -        20,250             -       20,250

Donated capital                           -           -        26,059             -       26,059

Net loss for the year                     -           -             -      (195,666)    (195,666)
--------------------------------------------------------------------------------------------------

Balance - March 31, 2003            170,531         170       348,930    (1,077,550)    (728,450)

Sale of common stock for cash
   at $75.00 per share                  620           1        46,499             -       46,500

Adjustment for non-cancellation
of shares                            50,000          50           (50)            -            -

Shares repurchased                 (33,178)         (33)       (1,267)            -       (1,300)

Donated capital                           -           -        71,767             -       71,767

Net loss for the year                     -           -             -      (915,529)    (915,529)
--------------------------------------------------------------------------------------------------

Balance - March 31, 2004            187,973       $ 188      $465,879   $(1,993,079) $(1,527,012)
==================================================================================================



The accompanying notes are an integral part of these consolidated financial statements

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
From June 7, 1989 (Date of inception) to June 30, 2006
(expressed in US dollars) (unaudited)

                                                                              Deficit
                                                                            Accumulated
                                                 Additional     Common      During the
                             Common Stock         Paid in        Stock      Development
                          Shares       Amount     Capital      Subscribed      Stage           Total
                          ------       ------    ---------    -----------   -----------       ------
Balance - March 31,
2004                     187,973         188       465,879             -    (1,993,079)     (1,527,012)

Stock issued for
conversion of notes
at $4.50 per share        64,950          65       292,210             -             -         292,275

Stock issued for
management services
at $3.00 per share        33,333          33        99,967             -             -         100,000

Donated capital                -           -        88,609             -             -          88,609

Net loss for the year          -           -             -             -      (434,408)       (434,408)
---------------------------------------------------------------------------------------------------------

Balance - March 31,
2005                     286,256         286       946,665             -    (2,427,487)     (1,480,536)

Shares returned to
treasury for
cancellation             (50,000)        (50)           50             -             -               -

Sale of common stock
at $0.29 per share       485,000         485       139,465             -             -         139,950

Sale of common stock
at $0.30 per share        35,000          35        10,465             -             -          10,500

Shares issued for
management services
at $0.36 per share     6,000,000       6,000     2,154,000             -             -       2,160,000

Shares returned to
treasury for
cancellation             (64,950)        (65)     (292,210)            -             -        (292,275)

Shares issued for
services at $0.35 per
share                  5,000,000        5,000    1,745,000             -             -       1,750,000

Shares issued on
conversion of debt     1,000,000        1,000      329,000             -             -         330,000

Shares issuable
pursuant to
investment agreements          -            -            -       101,550             -         101,550

Beneficial conversion
feature                        -            -       45,895             -             -          45,895

Donated capital                -            -       25,596             -             -          25,596

Fair value of
warrants issued
pursuant to investment         -            -       70,520             -             -          70,520

Gain on forgiveness
of debt                        -            -      239,487             -             -         239,487

Imputed interest,
including $10,368
accrued in prior
periods reclassified
from accrued
liabilities                    -            -      130,595             -             -         130,595

Net loss for the year          -            -            -             -    (4,776,581)     (4,776,581)
--------------------------------------------------------------------------------------------------------

Balance - March 31,
2006                   12,691,306      12,691      5,544,528     101,550    (7,204,068)     (1,545,299)

Shares issued for
services at $0.70 per
share                    100,000          100         69,900           -             -          70,000

Issuance of common
stock on conversion
of convertible note    1,280,000        1,280        894,720     (90,000)            -         806,000

Shares issuable
pursuant to
investment agreement           -            -              -      14,000             -          14,000

Beneficial conversion
feature                        -            -         20,642           -             -          20,642

Fair value of                                              -
warrants issued
pursuant to investment         -             -         6,774           -             -           6,774

Donated Capital                -             -         6,792           -             -           6,792

Imputed interest               -             -        47,610           -             -          47,610

Net loss for the
period                         -             -             -           -    (1,094,067)     (1,094,067)
-------------------------------------------------------------------------------------------------------
Balance - June 30,    14,071,306        14,071     6,590,966      25,550    (8,298,135)     (1,667,548)
2006

The accompanying notes are an integral part of these consolidated financial statements

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2006
(Expressed in US dollars)
(Unaudited)


1. Nature of Operations and Continuance of Business

   The Company was incorporated in Washington on June 7, 1989 under the name P.L.D.F.E.T., Inc. On March 17, 2000, the Company changed its name to Travelshorts.com, Inc. On May 5, 2005, the Company changed its name to Sharps Elimination Technologies, Inc. On August 25, 2005, the Company changed its name to Quantum MRI, Inc. The Company is in the development stage as defined by the Statement of Financial Accounting Standard ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises". The Company's principal business is the constructing and operating MRI testing centers in the United States and Canada. Each center will exclusively provide MRI tests on an outpatient basis for patients.

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

   At June 30, 2006, the Company had a working capital deficit of $1,670,483 (2005 - $1,387,073) and accumulated losses of $8,298,135 (2005 - $2,509,920)
   since inception. The ability of the Company to continue as a going concern is dependent on its ability to emerge from the development stage with respect to its planned principal business activity, attaining profitable operations and raising additional debt and/or equity financing to fund its operations. Management's plan in this regard is to raise additional funding through private offerings and to operate MRI testing centers. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company discontinue operations.

The accompanying notes are an integral part of these consolidated financial statements

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

(e)   Comprehensive Income

      SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at June 30, 2006 and 2005, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

(f)   Product Development Costs

      Product development costs related to the Needle-Ease(TM) technology are expensed as incurred.


The accompanying notes are an integral part of these consolidated financial statements

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

(j)   Stock-based Compensation

      Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method of accounting, under which compensation expense was only recognized if the


The accompanying notes are an integral part of these consolidated financial statements exercise price of the Company's employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments", using the modified prospective transition method. The Company has not issued any stock options since its inception. Accordingly, there was no effect on the Company's reported loss from operations, cash flows or loss per share, as a result of adopting SFAS No. 123R.

(k)   Financial Instruments

      The carrying value of cash, , accounts payable and accrued liabilities, amounts due to related parties, and convertible notes payable approximate their fair value due to the relatively short maturity of these instruments.

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


The accompanying notes are an integral part of these consolidated financial statements

(n)   Reclassification

      Certain reclassifications have been made to the prior year's financial statements to conform to the current period's presentation.

(o)   Recent Accounting Pronouncements

     The FASB has issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" and No. 156 "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140", but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each of the Company's operations and financial position have not been disclosed.

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


The accompanying notes are an integral part of these consolidated financial statements

(p)   Interim Financial Statements

      These interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations, and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.  Property and Equipment

                                                            June 30, 2006   March 31,2006
                                               Accumulated   Net Carrying   Net Carrying
                                      Cost    Depreciation       Value          Value
   ---------------------------------------------------------------------------------------
   Office  furniture and computer
   hardware                           9,391        6,456         2,935           3,405
   ---------------------------------------------------------------------------------------

4.    Related Party Transactions

(a) During the three month period ended June 30, 2006, management fees of $42,000 (2005 - $30,000) were charged to operations pursuant to executive services agreements with the President and Vice-President of Finance of the Company.

(b) As of June 30, 2006, the Company's President, and a company controlled by the President are owed $1,084,164 relating to amounts assumed by the Company at the acquisition of SETI and subsequent advances made to the Company. These amounts have no due date and are non-interest bearing. During the three month period ended June 30, 2006, interest of $43,261 (2005 - $23,127) has been imputed at twice prime rate and charged to operations with a corresponding credit to additional paid-in capital.

(c) During the three month period ended June 30, 2006, the Company recognized a total of $6,792 (2005 - $6,151) for donated rent provided by the President of the Company.

(d) On April 7, 2006, the President of the Company received 300,000 shares of common stock in consideration for services provided to the Company as described in Note 6.

The accompanying notes are an integral part of these consolidated financial statements

5.    Loans Payable

(a) On May 22, 2006, the Company entered into an unsecured investment agreement with an investor and received $25,000 as a loan repayable on July 22, 2006. Pursuant to the agreement, the Company will pay interest of 15% per annum and issue the investor 35,000 restricted shares of the Company's common stock and a warrant to purchase 35,000 restricted shares of the Company's common stock at a price of $0.30 per share until May 22, 2008. During the three month period ended June 30, 2006, the Company accrued interest of $401 and no warrants were exercised. The loan was not repaid on July 22, 2006 and remains outstanding. Refer to Note 7(a).

(b) On February 8, 2006, the Company entered into an unsecured investment agreement with an investor and received $25,000 as a loan repayable on April 10, 2006. Pursuant to the agreement, the Company will pay interest of 12% per annum and issue the investor 35,000 restricted shares of the Company's common stock and a warrant to purchase 35,000 restricted shares of the Company's common stock at a price of $0.30 per share until April 10, 2008. At June 30, 2006, the Company accrued interest of $477 and no warrants were exercised. During the period ended June 30, 2006, the loan was repaid.

(c) On March 6, 2006, the Company entered into three unsecured investment agreements with investors to receive loans totalling $75,000 repayable on May 6, 2006. Pursuant to the agreements, the Company will pay interest of $15,000 and issue the investors 180,000 shares of the Company's common stock and warrants to purchase 180,000 restricted shares of the Company's common stock at a price of $0.30 per share until May 6, 2007. At June 30, 2006, the Company accrued interest of $15,000 and no warrants were exercised. The loans were not repaid on May 6, 2006, and remain outstanding. Refer to Note 7(d).

6. Convertible Notes Payable

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

The accompanying notes are an integral part of these consolidated financial statements

   All notes bear interest at 5.5% per annum. The principal and accrued interest on the promissory notes may be converted into shares of the Company's common stock at the Conversion Price at the option of the holder. The Conversion Price is 90% of average closing bid price of the Company's common stock for the 30 trading days preceding the conversion. During the year ended March 31, 2006, the creditor agreed to waive interest on all outstanding notes. As at June 30, 2006 interest of $4,349 was treated as imputed at 5.5% per annum.

   In accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company recognized the value of the embedded beneficial conversion feature of $45,895 as additional paid-in capital as the debt was issued with an intrinsic value conversion feature. At June 30, 2006, the Company recognized $45,237 as interest expense increasing the carrying value of the promissory notes to $126,617. The Company will record further interest expense over the various terms of the convertible notes of $658, resulting in an increase to the carrying value of the promissory notes to the face value of $127,275 at maturity.

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


The accompanying notes are an integral part of these consolidated financial statements

6.  Convertible Notes Payable

   On April 7, 2006, the Company entered into a Note Conversion Agreement ("the Agreement") with the holder of the convertible promissory notes (the "Creditor"). Under the terms of the agreement, the Creditor agreed to convert the promissory note with a principal of $100,000 and a maturity date of January 15, 2006 and a note in the principal amount of $85,780 with a maturity date of June 15, 2006 into 1,280,000 shares of common stock. The shares were issued to eight individuals including 300,000 shares to the President of the Company in consideration for services provided to the Company. The fair value of the common stock issued exceeded the value of the promissory notes by $710,220. This amount has been recognized as the cost of the past services provided.

   In consideration for the transfer of the shares described above, the Company agreed to issue a promissory note in the amount of $185,780. In accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company recognized the value of the embedded beneficial conversion feature of $20,642 as additional paid-in capital as the debt was issued with an intrinsic value conversion feature. At June 30, 2006, the Company recognized $13,449 as interest expense increasing the carrying value of the promissory notes to $178,587. The Company will record further interest expense over the various terms of the convertible notes of $7,193, resulting in an increase to the carrying value of the promissory notes to the face value of $185,780.

7.    Common Stock

(a) On May 22, 2006, pursuant to an investment agreement (refer to Note 5(a)), the Company agreed to issue 35,000 shares of the Company's common stock with a fair value of $14,000 and warrants to purchase 35,000 shares at $0.30 per share with a fair value of $6,775 pursuant to an investment agreement. During the period ended June 30, 2006, the total fair value of $20,775 was charged to interest expense with a corresponding credit of $6,775 to additional paid in capital and $14,000 to common stock subscribed.

(b) On April 10, 2006, the Company issued 100,000 common shares with a fair value of $70,000 for services provided to the Company. The shares were valued at the closing price of the Company's common stock on the date of issue.

(c) On April 7, 2006, the Company issued 1,280,000 shares with a fair value of $896,000 upon the conversion of $185,780 of convertible notes payable during the period ended June 30, 2006, the Company recognized $710,220 as the cost of the past services provided.


The accompanying notes are an integral part of these consolidated financial statements

7.    Common Stock

(d) On March 6, 2006, the Company agreed to issue 180,000 shares of the Company's common stock with a fair value of $90,000 and warrants to purchase 180,000 shares at $0.30 per share with a fair value of $63,294 pursuant to three investment agreements. During the year ended March 31, 2006, the total fair value of $153,294 was charged to interest expense with a corresponding credit of $63,294 to additional paid-in capital and $90,000 to common stock subscribed. During the period ended June 30, 2006, a shareholder transferred the 180,000 shares of the Company's common stock on behalf of the Company in consideration for a convertible note. Refer to
     Note 5(c).

(e) During the period ended June 30, 2006, warrants to purchase 485,000 shares of the Company's common stock expired.

   The following table summarizes the continuity of the Company's warrants:

                                         Number of            Weighted
                                           Split              Average
                                         Adjusted             Exercise
                                           shares               price
                                        -----------          -----------

   Balance, March 31, 2006                735,000               0.44
   Issued                                  35,000               0.30
   Exercised                                    -                  -
   Expired                               (485,000)              0.50
                                        ---------             ------

   Balance, June 30, 2006                 285,000              0.32
                                        =========             ======


   At June 30, 2006, the following share purchase warrants were outstanding:


                                             Weighted average
                                                remaining
                                               contractual
     Number of Shares     Exercise Price      life (years)
   ------------------------------------------------------------

           35,000               $0.50              1.58
          250,000               $0.30              1.11


The accompanying notes are an integral part of these consolidated financial statements

8.  Commitments and Contingencies

(a) On April 4, 2006, the Company entered into a Standby Equity Distribution Agreement with a venture capital company (the "Purchaser"). Under the terms of the Agreement, the Purchaser will purchase up to $5,000,000 of the Company's common stock over a period of 24 months at 95% of the Market Price subsequent to effective registration of the Company's common stock. The Market Price is the lowest daily closing bid price of the Company's common stock for a minimum of five trading days between advances. The amount of the advances will be at the discretion of the Company up to $100,000 per advance, with a minimum of five trading days between advances. Upon closing of the transaction, the Company will issue $200,000 worth of common stock or cash, issue a warrant to purchase 350,000 shares of common stock at an exercise price of $0.01 per share for a period of five years, and a warrant to purchase 1,500,000 shares of common stock at an exercise price of $0.25 per share for a period of five years. At June 30, 2006, no shares or warrants had been issued.

(b) On March 1, 2006, the Company entered into an employment agreement with the Company's Vice-President of Finance. Under the terms of the employment agreement, the Company must pay $4,000 per month for an initial term of eight months, and grant options to acquire 300,000 shares of common stock. During the three month period ended June 30, 2006, $12,000 was charged to operations.

(c) On November 1, 2005, the Company entered into an employment agreement with the Company's Chief Executive Officer. Under the terms of the employment agreement, the Company must pay $120,000 per annum for the period from April 1, 2006 to March 31, 2008. This employment agreement extends the terms of the previous employment agreement, which expires on March 31, 2008. During the three month period ended June 30, 2006, $30,000 was charged to operations.

(d) A claim has been asserted against the Company, its subsidiary and President alleging that the Company and/or its President are liable to for a loan in the amount of approximately $250,000, and that there was a failure to deliver approximately 53,333 split-adjusted shares of the Company's common stock which were to be held as security for the loan. The Company intends to vigorously defend itself in this matter and management feels it has meritorious defenses. This action is in a very preliminary stage and it is not possible to determine the probable outcome. The accompanying financial statements do not include any provision for possible loss.


The accompanying notes are an integral part of these consolidated financial statements

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

During the three months ended June 30, 2006, the Company did not have any revenues. During this period of time, the Company was primarily involved in attempting to raise capital for its operations.

The Company does not have any bank lines of credit, or any other traditional financing arrangements. The Company expects to obtain additional capital through the private sale of the Company's common stock or from borrowings from private lenders or financial institutions. There can be no assurance that the Company will be successful in obtaining any additional capital needed for its operations.


ITEM 3. CONTROLS AND PROCEDURES

      Kelly Fielder, the Company's Chief Executive and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in his opinion the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION


ITEM 2.   UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Note 7 to the financial statements included as part of this report lists the shares of the Company's common stock which were issued during the three-months ended June 30, 2006.

The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of these shares.

Item 6.  Exhibits

(a)   Exhibits

           Number        Exhibit
           ------        -------

            31            Rule 13a-14(a) Certifications

            32            Section 1350 Certifications

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2006.

                                          QUANTUM MRI, INC.



                                          By:   /s/ Kelly Fielder
                                              ------------------------------
                                               Kelly   Fielder, President and
                                               Principal Financial and
                                               Accounting Officer