Form 10QSB
period 2006-09-30
QUANTUM MRI, INC.
filed 2006-11-20
CIK 1123844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number 0-31357

                                QUANTUM MRI, INC.
                         ------------------------------

            Washington                                54-0231483
--------------------------------            ---------------------------------
State or other jurisdiction                (I.R.S.) Employer Identification No.
of incorporation

                                4750 Paton Street
                   Vancouver, British Columbia, Canada V6L 2J1
                      -----------------------------------
                     Address of principal executive offices

                                  303-506-1633
                          --------------------------
               Registrant's telephone number, including area code

                                       N/A
                      -----------------------------------
                  Former address of principal executive offices

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.

      Yes        X                  No  ______
            -----------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

      Yes        X                No    ________
            -----------

   As of November 15, 2006 the Company had 14,071,391 outstanding shares of common stock.

Quantum MRI, Inc.
(A Development Stage Company)

September 30, 2006

                                                                        Index

Consolidated Balance Sheets..............................................F-2

Consolidated Statements of Operations....................................F-3

Consolidated Statements of Cash Flows....................................F-4

Notes to the Consolidated Financial Statements......................F-5 - F-16

Quantum MRI, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)
(Unaudited)
                                                      September 30    March 31,
                                                          2006          2006
                                                            $             $
ASSETS                                                ------------    ---------

Current Assets

Cash                                                       29           75,897
-------------------------------------------------------------------------------

Total Current Assets                                       29           75,897

Property and Equipment (Note 3)                         2,466            3,405
-------------------------------------------------------------------------------
Total Assets                                            2,495           79,302
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

 Accounts payable                                     170,171          142,668
 Accrued liabilities                                   56,313               --
 Due to related parties (Note 4(b))                 1,122,220        1,067,703
 Loans payable (Note 5)                               100,000          100,000
 Convertible notes payable (Note 6)                   313,055          314,230
-------------------------------------------------------------------------------
Total Liabilities                                   1,761,759        1,624,601
-------------------------------------------------------------------------------
Commitments and Contingencies (Notes 1 and 8)

Stockholders' Deficit

Common Stock
Authorized: 50,000,000 shares, par value $0.001
Issued: 14,071,391 and 12,691,391, respectively        14,071           12,691

Additional Paid-in Capital                          6,647,855        5,544,528

Common Stock Subscribed                                25,550          101,550

Deficit Accumulated During the Development Stage   (8,446,740)      (7,204,068)
-------------------------------------------------------------------------------

Total Stockholders' Deficit                        (1,759,264)      (1,545,299)
-------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit             2,495           79,302
-------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements

Quantum MRI, Inc
(A Development Stage Company)
Consolidated Statement of Operations
(Expressed in US dollars)
(Unaudited)

                                   Accumulated
                                      From                For the               For the
                                  June 7, 1989         Three Months            Six Months
                               (Date of Inception)         Ended                 Ended
                                 to September 30,       September 30,          September 30,
                                      2006           2006          2005     2006         2005
                                        $              $             $        $            $
                                 ----------------    ------------------     -----------------
Revenue                               2,731               -           -          -          -
---------------------------------------------------------------------------------------------
Expenses

Consulting                        2,854,751           9,370       6,745    896,136     10,418
Donated rent (Note 4(c))             86,465           6,668       6,288     13,460     12,439
Donated services                     28,070               -           -          -          -
General and administrative          577,903          20,940      21,915     65,578     31,437
Impairment  loss  on  intangible
asset                               252,819               -           -          -          -
Imputed   interest  (Notes  4(b)
and 6)                              356,614          50,221      26,985     97,830     51,226
Investor relations                   86,730               -           -          -          -
Management   fees  (Notes  4(a),
8(b) and 8(c))                    2,734,000          42,000      30,000     84,000     60,000
Product development                  92,402               -           -          -          -
Professional fees                   422,963          11,555       7,515     59,634     16,361
---------------------------------------------------------------------------------------------

Total Expenses                    7,492,717         140,754      99,448  1,216,638    181,881
---------------------------------------------------------------------------------------------

Other Expense

 Beneficial conversion feature
 of convertible notes                66,537           7,851          -      26,034          -
 Loss on settlement of debt         230,000               -          -           -          -
----------------------------------------------------------------------------------------------

Net Loss                         (7,786,523)       (148,605)   (99,448) (1,242,672)  (181,881)
==============================================================================================

Net Loss Per Share - Basic and
    Diluted                                           (0.01)     (0.19)      (0.09)     (0.24)
==============================================================================================

Weighted Average Shares Outstanding              14,071,000    530,000  14,017,000    771,000
==============================================================================================


The accompanying notes are an integral part of these financial statements

Quantum MRI, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Expressed in US dollars)
(Unaudited)

                                                   For the Six     For the Six
                                                   Months Ended    Months Ended
                                                   September 30,   September 30,
                                                       2006             2005
                                                         $                $

Operating Activities

Net loss                                            (1,242,672)      (181,881)

Adjustment to reconcile net loss to net cash
used in operating activities
Beneficial conversion feature of convertible notes      26,034              -
Depreciation and amortization                              939            939
Donated rent                                            13,461         12,439
Imputed interest                                        97,830         61,594
Stock-based compensation                               896,774              -

Changes in operating assets and liabilities:
 Accounts payable and accrued liabilities               77,249        (50,633)
 Increase in due to related parties                     54,517          6,779
-------------------------------------------------------------------------------

Net Cash Used in Operating Activities                  (75,868)      (150,763)
-------------------------------------------------------------------------------

Financing Activities

   Repayment of notes payable                          (25,000)             -
   Proceeds from notes payable                          25,000         10,780
   Proceeds from issuance of common stock                    -        150,450
-------------------------------------------------------------------------------

Net Cash Flows Provided By Financing Activities              -        161,230
-------------------------------------------------------------------------------

(Decrease) Increase In Cash                            (75,868)        10,467

Cash - Beginning of Period                              75,897            123
-------------------------------------------------------------------------------

Cash - End of Period                                        29         10,590
===============================================================================

Non-cash Investing and Financing Activities

   Shares issued on conversion of notes payable        896,000              -
===============================================================================

Supplemental Disclosures

   Interest paid                                             -              -
  Income taxes paid                                          -              -
===============================================================================


  The accompanying notes are an integral part of these financial statements

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2006
(Expressed in US dollars)
(Unaudited)


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

   At September 30, 2006, the Company had a working capital deficit of $1,761,730 and accumulated losses of $8,446,740 since inception. The ability of the Company to continue as a going concern is dependent on its ability to emerge from the development stage with respect to its planned principal business activity, attaining profitable operations and raising additional debt and/or equity financing to fund its operations. Management's plan in this regard is to raise additional funding through private offerings and to operate MRI testing centers. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company discontinue operations.

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

(e)   Comprehensive Income

      SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at September 30, 2006 and 2005, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

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

(o)   Recent Accounting Pronouncements

      In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

      In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

      In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

      In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

3. Property and Equipment
                                                       June 30,        March 31,
                                                        2006             2006
                                      Accumulated   Net Carrying    Net Carrying
                               Cost   Depreciation     Value            Value
                                $           $             $                $
   ----------------------------------------------------------------------------

   Office  furniture and
   computer hardware          9,391       6,925         2,466           3,405
   ----------------------------------------------------------------------------

4.    Related Party Transactions

(a) During the six month period ended September 30, 2006, management fees of $84,000 (2005 - $60,000) were charged to operations pursuant to executive services agreements with the President of the Company and the Vice-President of Finance.

(b) As of September 30, 2006, the Company's President, and a company controlled by the President are owed $1,122,220 relating to amounts assumed by the Company at the acquisition of SETI and subsequent advances made to the Company. These amounts have no due date and are non-interest bearing. During the six month period ended September 30, 2006, interest of $97,830 (2005 - $48,923) has been imputed at twice prime rate and charged to operations with a corresponding credit to additional paid-in capital.

(c) During the six month period ended September 30, 2006, the Company recognized a total of $13,460 (2005 - $12,439) for donated rent provided by the President of the Company.

(d) On April 7, 2006, the President of the Company received 300,000 shares of common stock in consideration for services provided to the Company as described in Note 6.

5.    Loans Payable

(a) On May 22, 2006, the Company entered into an unsecured investment agreement with an investor and received $25,000 as a loan repayable on July 22, 2006. Pursuant to the agreement, the Company will pay interest of 15% per annum and issue the investor 35,000 restricted shares of the Company's common stock and a warrant to purchase 35,000 restricted shares of the Company's common stock at a price of $0.30 per share until May 22, 2008. During the six month period ended September 30, 2006, the Company accrued interest of $1,336 and no warrants were exercised. The loan was not repaid on July 22, 2006 and remains outstanding. Refer to Note 7(a).

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

(c) On March 6, 2006, the Company entered into three unsecured investment agreements with investors to receive loans totalling $75,000 repayable on May 6, 2006. Pursuant to the agreements, the Company will pay interest of $15,000 and issue the investors 180,000 shares of the Company's common stock and warrants to purchase 180,000 restricted shares of the Company's common stock at a price of $0.30 per share until May 6, 2007. At September 30, 2006, the Company accrued interest of $15,000 and no warrants were exercised. The loans were not repaid on May 6, 2006, and remain outstanding. Additional interest of $2,500 per 30 day period or fraction of 30 day period is accrued under the terms of the note. At September 30, 2006, the Company had accrued additional interest of $12,500. Refer to Note 7(d).

(d) On April 7, 2006, the President of the Company received 300,000 shares of common stock in consideration for services provided to the Company as described in Note 6.

6.    Convertible Notes Payable

   On November 16, 2005, the Company entered into an Exchange Agreement with the holder of all of the Company's outstanding notes payable (the "Creditor"). Under the terms of the agreement, the Creditor agreed to return for cancellation the 64,950 shares of common stock previously received on settlement of promissory notes in exchange for three new convertible notes in the aggregate principal amount of $292,275. The notes matured on December 17, 2005 ($100,000), January 15, 2006 ($100,000) and March 15, 2006 ($92,275).
   The Creditor also agreed to cancel the prior outstanding promissory notes totalling $85,780 in exchange for a new convertible note for $85,780 that matures on June 15, 2006. The Company also issued a new convertible note for cash proceeds of $35,000 that matures on August 15, 2006. All notes bear interest at 5.5% per annum. The principal and accrued interest on the promissory notes may be converted into shares of the Company's common stock at the Conversion Price at the option of the holder. The Conversion Price is 90% of average closing bid price of the Company's common stock for the 30 trading days preceding the conversion. During the year ended March 31, 2006, the creditor agreed to waive interest on all outstanding notes. As at September 30, 2006 interest of $8,689 was treated as imputed at 5.5% per annum.

   In accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company recognized the value of the embedded beneficial conversion feature of $45,895 as additional paid-in capital as the debt was issued with an intrinsic value conversion feature. At March 31, 2006, the Company recognized $40,503 as interest expense which increased the carrying value of the promissory notes to $121,883. The Company recognized $658 as interest expense during the three month period ended September 30, 2006, and $5,392 as interest expense during the six month period ending September 30, 2006, increasing the carrying value of the promissory notes to the face value of $127,275.

    On January 26, 2006, the Company entered into a Note Conversion Agreement ("the Agreement") with the holder of the convertible promissory notes (the "Creditor"). Under the terms of the agreement, the Creditor agreed to convert the promissory note with a principal of $100,000 and a maturity date of December 17, 2005 into 1,000,000 shares of common stock. The Creditor will dispose of the shares in the market up to a maximum of 50,000 shares per week and, prior to March 31, 2006, at no less than $0.40 per share without the consent of the Company. All proceeds received by the Creditor to March 31, 2006 will reduce the amounts owed by the Company under the promissory notes. Any shares remaining at March 31, 2006 can be returned to the Company or retained by the Creditor. If shares are returned to the Company, a new promissory note will be issued for the balance of principal remaining after any reduction applied for proceeds from the sale of common stock. If shares are retained by the Creditor, the shares will be valued at 90% of the average closing price of the Company's common stock for the 30 trading days preceding March 31, 2006 (the "Calculated Value"). The Calculated Value will then be applied against amounts owing under any of the notes unpaid at March 31, 2006. If the Calculated Value of the shares exceeds $100,000 plus the aggregate amounts payable under the remaining unpaid notes (the "Remaining Value"), then the Creditor will return to the Company that number of shares determined by dividing the Remaining Value by the average closing price of the Company's common stock for the 30 trading days preceding March 31, 2006. On March 31, 2006, the Agreement was amended to extend the deadline from March 31, 2006, to September 30, 2006. On September 30, 2006, the Agreement was amended to extend the deadline from September 30, 2006 to November 20, 2006.

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

   In consideration for the transfer of the shares described above, the Company agreed to issue a promissory note in the amount of $185,780. In accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company recognized the value of the embedded beneficial conversion feature of $20,642 as additional paid-in capital as the debt was issued with an intrinsic value conversion feature. The Company recognized $7,193 as interest expense during the three month period ended September 30, 2006, and $20,642 as interest expense during the six month period ended September 30, 2006, increasing the carrying value of the promissory notes to the face value of $185,780.

7.    Common Stock

(a) On May 22, 2006, pursuant to an investment agreement (refer to Note 5(a)) the Company agreed to issue 35,000 shares of the Company's common stock with a fair value of $14,000 and warrants to purchase 35,000 shares at $0.30 per share with a fair value of $6,775 pursuant to an investment agreement. During the period ended September 30, 2006, the total fair value of $20,775 was charged to interest expense with a corresponding credit of $6,775 to additional paid in capital and $14,000 to common stock subscribed.
(b) On April 10, 2006, the Company issued 100,000 common shares with a fair value of $70,000 for services provided to the Company. The shares were valued at the closing price of the Company's common stock on the date of issue.
(c) On April 7, 2006, the Company issued 1,280,000 shares with a fair value of $896,000 upon the conversion of $185,780 of convertible notes payable during the period ended September 30, 2006, the Company recognized $710,220 as the cost of the past services provided.
(d) On March 6, 2006, the Company agreed to issue 180,000 shares of the Company's common stock with a fair value of $90,000 and warrants to purchase 180,000 shares at $0.30 per share with a fair value of $63,294 pursuant to three investment agreements. During the year ended March 31, 2006, the total fair value of $153,294 was charged to interest expense with a corresponding credit of $63,294 to additional paid-in capital and $90,000 to common stock subscribed. During the period ended September 30, 2006, a shareholder transferred the 180,000 shares of the Company's common stock on behalf of the Company in consideration for a convertible note. Refer to
     Note 5(c).
(e) During the period ended June 30, 2006, warrants to purchase 485,000 shares of the Company's common stock expired.

      The following table summarizes the continuity of the Company's warrants:

                                           Number of           Weighted Average
                                        Split-Adjusted            Exercise
                                            Shares                 Price
                                        --------------          --------------

   Balance, March 31, 2006                 735,000                 $0.44
   Issued                                   35,000                 $0.30
   Exercised                              (485,000)                $0.50
   Expired                                       -                     -
                                        ----------              --------

   Balance, September 30, 2006             285,000                 $0.32
                                        ==========              ========

     At  September  30,  2006,  the  following  share  purchase   warrants  were
outstanding:

     Number of Shares     Exercise Price    Weighted average remaining
                                             Contractual Life (years)
    --------------------------------------------------------------------
          35,000               $0.50                    1.33
          250,000              $0.30                    0.86

8.     Commitments and Contingencies

(a) On April 4, 2006, the Company entered into a Standby Equity Distribution Agreement with a venture capital company (the "Purchaser"). Under the terms of the Agreement, the Purchaser will purchase up to $5,000,000 of the Company's common stock over a period of 24 months at 95% of the Market Price subsequent to effective registration of the Company's common stock. The Market Price is the lowest daily closing bid price of the Company's common stock for a minimum of five trading days between advances. The amount of the advances will be at the discretion of the Company up to $100,000 per advance, with a minimum of five trading days between advances. Upon closing of the transaction, the Company will issue $200,000 worth of common stock or cash, issue a warrant to purchase 350,000 shares of common stock at an exercise price of $0.01 per share for a period of five years, and a warrant to purchase 1,500,000 shares of common stock at an exercise price of $0.25 per share for a period of five years. At September 30, 2006, no shares or warrants had been issued.

(b) On March 1, 2006, the Company entered into an employment agreement with the Company's Vice-President of Finance. Under the terms of the employment agreement, the Company must pay $4,000 per month for an initial term of eight months, and grant options to acquire 300,000 shares of common stock. During the six month period ended September 30, 2006, $24,000 was charged to operations. At September 30, 2006, the Company had not granted any options.

(c) On November 1, 2005, the Company entered into an employment agreement with the Company's Chief Executive Officer. Under the terms of the employment agreement, the Company must pay $120,000 per annum for the period from April 1, 2006 to March 31, 2008. This employment agreement extends the terms of the previous employment agreement, which expires on March 31, 2008. During the six month period ended September 30, 2006, $60,000 was charged to operations.

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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

During the six months ended September 30, 2006, the Company did not have any revenues. During this period of time, the Company was primarily involved in attempting to raise capital for its operations.

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

                                     PART II
                                OTHER INFORMATION


ITEM 2.   UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Note 7 to the financial statements included as part of this report lists the shares of the Company's common stock which were issued during the six-months ended September 30, 2006.

The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of these shares.

Item 6.  Exhibits

(a)   Exhibits

            Number        Exhibit

            31            Rule 13a-14(a) Certifications

            32            Section 1350 Certifications

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 20, 2006.

                                      QUANTUM MRI, INC.



                                      By: /s/ Kelly Fielder
                                          ------------------------------
                                          Kelly Fielder, President and Principal
                                          Financial and Accounting Officer

















Sharps Quantum 10-Q Sept 06 11-17-06