Form 10QSB
period 2006-12-31
QUANTUM MRI, INC.
filed 2007-02-15
CIK 1123844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

                                       OR

(  )  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number 0-31357

                                QUANTUM MRI, INC.
                          ----------------------------

       Washington                                            54-0231483
-----------------------------                          -----------------------
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

                                       N/A
                           --------------------------
                  Former address of principal executive offices

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

      Yes             X                No    ________
            ---------------

   As of February 12, 2007 the Company had 14,071,391 outstanding shares of common stock.

Quantum MRI, Inc.
(A Development Stage Company)

December 31, 2006

                                                                         Index

Consolidated Balance Sheets................................................F-2

Consolidated Statements of Operations......................................F-3

Consolidated Statements of Cash Flows......................................F-4

Notes to the Consolidated Financial Statements......................F-5 - F-16

Quantum MRI, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)
(Unaudited)

                                                         December 31,  March 31,
                                                            2006         2006
                                                              $            $

ASSETS

Current Assets

Cash                                                            400     75,897
                                                       ------------- -----------
Total Current Assets                                            400     75,897

Property and Equipment (Note 3)                               1,996      3,405
                                                       ------------- -----------
Total Assets                                                  2,396     79,302
                                                       ============= ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

 Accounts payable                                           150,021    142,668
 Accrued liabilities                                         74,481          -
 Due to related parties (Note 4(b))                       1,153,023  1,067,703
 Loans payable (Note 5)                                     150,000    100,000
 Convertible notes payable (Note 6)                         303,055    314,230
                                                       ------------- -----------
Total Liabilities                                         1,830,580  1,624,601
                                                       ------------- -----------

Commitments and Contingencies (Notes 1 and 8)

Stockholders' Deficit

Common Stock
Authorized: 50,000,000 shares, par value $0.001
Issued: 14,071,391 and 12,691,391, respectively              14,071     12,691

Additional Paid-in Capital                                6,706,032  5,544,528

Common Stock Subscribed                                     125,550    101,550

Deficit Accumulated During the Development Stage         (8,673,837)(7,204,068)
                                                       ------------- -----------
Total Stockholders' Deficit                              (1,828,184)(1,545,299)
                                                       ------------- -----------
Total Liabilities and Stockholders' Deficit                   2,396     79,302
                                                       ============= ===========

         The accompanying notes are an integral part of these financial statements.

Quantum MRI, Inc
(A Development Stage Company)
Consolidated Statement of Operations
(Expressed in US dollars)
(Unaudited)



                                   June 7, 1989        For the Three Months    For the Nine Months
                                (Date of Inception)          Ended                   Ended
                                   to December 31,        December 31,            December 31,
                                       2006            2006         2005        2006         2005
                                         $               $            $           $            $

Revenue                                 2,731              -           -           -            -
                                 ---------------   ----------   ---------   ---------   ----------

Expenses

Consulting                          2,863,761          9,010      12,054     905,146       22,472
Donated rent (Note 4(c))               93,056          6,591       6,339      20,051       18,778
Donated services                       28,070              -           -           -            -
General and administrative            773,653        109,020      49,379     174,598       80,816
Impairment loss on intangible
 asset                                252,819              -           -           -            -
Management fees (Notes 4(a),
 8(b) and 8(c))                     2,776,000         42,000   2,190,000     126,000    2,250,000
Product development                    92,402              -           -           -            -
Professional fees                     428,852          5,889      24,038      65,523       40,399
                                 ---------------   ----------   ---------   ---------   ----------
Total Expenses                      7,311,613        175,510   2,281,810   1,294,318    2,412,465
                                 ---------------   ----------   ---------   ---------   ----------
Other Expense

Beneficial conversion feature
  of convertible notes                 66,537              -           -      26,034            -
Imputed interest (Notes 4(b)
 and 6)                               408,201         51,587      32,756     149,417       83,982
Loss on settlement of debt            230,000              -           -           -            -
                                 ---------------   ----------   ---------   ---------   ----------
Net Loss                           (8,013,620)      (224,097) (2,314,566) (1,466,769)  (2,496,447)
                                 ===============   ========== =========== ===========  ===========

Net Loss Per Share - Basic and
    Diluted                                            (0.02)      (0.71)      (0.10)      (1.55)
                                 ===============   ========== =========== ===========  ===========

Weighted Average Shares
Outstanding                                       14,071,000    3,254,000 14,035,000   1,615,000
                                 ===============   ========== =========== ===========  ===========


         The accompanying notes are an integral part of these financial statements.

Quantum MRI, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Expressed in US dollars)
(Unaudited)


                                                        For the Nine     For the Nine
                                                         Months Ended     Months Ended
                                                         December 31,     December 31,
                                                             2006             2005
                                                               $                $

Operating Activities

Net loss for the period                                  (1,469,769)       (2,496,447)

Adjustment to reconcile net loss to net cash
used in operating activities
Beneficial conversion feature of convertible notes           26,034           25,998
Depreciation and amortization                                 1,409            1,408
Donated rent                                                 20,051           18,778
Imputed interest                                            149,417           83,981
Stock-based compensation                                    996,774        2,160,000

Changes in operating assets and liabilities:
 Accounts payable and accrued liabilities                    75,267          (16,375)
 Due from related parties                                    85,320           30,655
                                                        ------------     -----------
Net Cash Used in Operating Activities                      (115,497)        (192,002)
                                                        ------------     -----------
Financing Activities

   Proceeds from loan payable                               75,000            45,780
   Repayment of loans payable                              (25,000)                -
   Repayment of convertible notes payable                  (10,000)                -
   Proceeds from issuance of common stock                        -           150,450
                                                        ------------     -----------
Net Cash Flows Provided By Financing Activities              40,000          196,230
                                                        ------------     -----------
Increase (Decrease) In Cash                                 (75,497)           4,228

Cash - Beginning of Period                                   75,897              123
                                                        ------------     -----------
Cash - End of Period                                            400            4,351
                                                        ============     ===========
Non-cash Investing and Financing Activities

   Shares issued on conversion of notes payable             896,000               -
                                                        ============     ===========
Supplemental Disclosures

   Interest paid                                                  -               -
   Income taxes paid                                              -               -
                                                        ============     ===========


         The accompanying notes are an integral part of these financial statements.

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006
(Expressed in US dollars)
(Unaudited)

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

   At December 31, 2006, the Company had a working capital deficit of $1,830,180 and accumulated losses of $8,673,837 since inception. The ability of the Company to continue as a going concern is dependent on its ability to emerge from the development stage with respect to its planned principal business activity, attaining profitable operations and raising additional debt and/or equity financing to fund its operations. Management's plan in this regard is to raise additional funding through private offerings and to operate MRI testing centers. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company discontinue operations.

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006
(Expressed in US dollars)
(Unaudited)

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

(d)   Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation and consist of computer hardware and office furniture. These assets are depreciated on a straight-line basis using an estimated useful life of five years.

(e)   Comprehensive Income

      SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at December 31, 2006 and 2005, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

(f)   Product Development Costs

      Product development costs related to the Needle-Ease(TM) technology are expensed as incurred.

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006
(Expressed in US dollars)
(Unaudited)


2. Significant Accounting Policies (continued)

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

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006
(Expressed in US dollars)
(Unaudited)

2. Significant Accounting Policies (continued)

      issued any stock options since its inception. Accordingly, there was no effect on the Company's reported loss from operations, cash flows or loss per share, as a result of adopting SFAS No. 123R.

(k)   Financial Instruments

      The fair values of cash, accounts payable and accrued liabilities, amounts due to related parties, loans payable, and convertible notes payable approximate their fair value due to the relatively short maturity of these instruments.

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

(o)   Recent Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). This statement requires employers to recognize the overfunded or underfunded status of a

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006
(Expressed in US dollars)
(Unaudited)

2. Significant Accounting Policies (continued)

      defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

      In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006
(Expressed in US dollars)
(Unaudited)

2.    Significant Accounting Policies (continued)

(o)   Recent Accounting Pronouncements

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

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006
(Expressed in US dollars)
(Unaudited)

3. Property and Equipment


                                                                December 31,   December 31,
                                                                    2006           2006
                                                 Accumulated    Net Carrying   Net Carrying
                                        Cost     Depreciation       Value         Value
                                          $           $               $             $
   Office furniture and
   computer hardware                    9,391        7,395           1,996         3,405
   -----------------------------------------------------------------------------------------

4.    Related Party Transactions

(a) During the nine month period ended December 31, 2006, management fees of $126,000 (2005 - $90,000) were charged to operations pursuant to executive services agreements with the President of the Company and the Vice-President of Finance.

(b) As of December 31, 2006, the Company's President, and a company controlled by the President are owed $1,153,023 relating to amounts assumed by the Company at the acquisition of SETI and subsequent advances made to the Company. These amounts have no due date and are non-interest bearing. During the nine month period ended December 31, 2006, interest of $149,417 (2005 - $78,221) has been imputed at twice prime rate and charged to operations with a corresponding credit to additional paid-in capital.

(c) During the nine month period ended December 31, 2006, the Company recognized a total of $20,051 (2005 - $18,778) for donated rent provided by the President of the Company.

(d) On April 7, 2006, the President of the Company received 300,000 shares of common stock in consideration for services provided to the Company as described in Note 6.

5.    Loans Payable

(a) On November 17, 2006, the Company entered into an unsecured investment agreement with an investor and received $50,000 as a loan repayable on or before January 20, 2007. Pursuant to the agreement, the Company will pay interest of 12% per annum and issue the investor 2,000,000 shares of the Company's common stock. The issuance of the 2,000,000 shares of common stock was valued at $100,000 and recorded as stock-based compensation and common stock subscribed. During the period ending December 31, 2006 the Company approved interest of $723. At December 31, 2006 the loan remains unpaid and the 2,000,000 shares have not been issued.

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006
(Expressed in US dollars)
(Unaudited)

5.    Loans Payable (continued)

(b) On May 22, 2006, the Company entered into an unsecured investment agreement with an investor and received $25,000 as a loan repayable on July 22, 2006. Pursuant to the agreement, the Company will pay interest of 15% per annum and issue the investor 35,000 restricted shares of the Company's common stock and a warrant to purchase 35,000 restricted shares of the Company's common stock at a price of $0.30 per share until May 22, 2008. During the nine month period ended December 31, 2006, the Company accrued interest of $2,281 and no warrants were exercised. The loan was not repaid on July 22, 2006 and remains outstanding. Refer to Note 7(a).

(c) On April 7, 2006, the President of the Company received 300,000 shares of common stock in consideration for services provided to the Company as described in Note 6.

(d) On March 6, 2006, the Company entered into three unsecured investment agreements with investors to receive loans totalling $75,000, repayable on May 6, 2006. Pursuant to the agreements, the Company will pay interest of $15,000 and issue the investors 180,000 shares of the Company's common stock and warrants to purchase 180,000 restricted shares of the Company's common stock at a price of $0.30 per share until May 6, 2007. At December 31, 2006, the Company accrued interest of $15,000 and no warrants were exercised. The loans were not repaid on May 6, 2006, and remain outstanding. Under the terms of the notes, additional interest of $2,500 is charged for each 30 day period or fraction of the 30 day period where the repayment of the principal amounts are past due. At December 31, 2006, the Company had accrued additional interest of $20,000 based on non-payment of the principal portions of the notes payable. Refer to Note 7(d).

(e) On February 8, 2006, the Company entered into an unsecured investment agreement with an investor and received $25,000 as a loan repayable on April 10, 2006. Pursuant to the agreement, the Company will pay interest of 12% per annum and issue the investor 35,000 restricted shares of the Company's common stock and a warrant to purchase 35,000 restricted shares of the Company's common stock at a price of $0.30 per share until April 10, 2008. At December 31, 2006, the Company accrued interest of $477 and no warrants were exercised. During the period ended December 31, 2006, the loan was repaid.

6.    Convertible Notes Payable

On November 16, 2005, the Company entered into an Exchange Agreement with the holder of all of the Company's outstanding notes payable (the "Creditor"). Under the terms of the agreement, the Creditor agreed to return for cancellation the 64,950 shares of common stock previously received on settlement of promissory notes in exchange for three new convertible notes in the aggregate principal amount of $292,275. The notes matured on December 17, 2005 ($100,000), January 15, 2006 ($100,000) and March 15, 2006 ($92,275). The Creditor also agreed to cancel the prior outstanding promissory notes totalling $85,780 in exchange for a new convertible note for $85,780 that matures on June 15, 2006. The Company also

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006
(Expressed in US dollars)
(Unaudited)

6. Convertible Notes Payable (continued)

   issued a new convertible note for cash proceeds of $35,000 that matures on August 15, 2006. All notes bear interest at 5.5% per annum. The principal and accrued interest on the promissory notes may be converted into shares of the Company's common stock at the Conversion Price at the option of the holder. The Conversion Price is 90% of average closing bid price of the Company's common stock for the 30 trading days preceding the conversion. During the year ended March 31, 2006, the creditor agreed to waive interest on all outstanding notes. As at December 31, 2006, interest of $12,962 was treated as imputed at 5.5% per annum.

   In accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company recognized the value of the embedded beneficial conversion feature of $45,895 as additional paid-in capital as the debt was issued with an intrinsic value conversion feature. At March 31, 2006, the Company recognized $40,503 as interest expense which increased the carrying value of the promissory notes to $121,883. The Company recognized $5,392 as interest expense during the nine month period ending December 31, 2006, increasing the carrying value of the promissory notes to the face value of $117,275.

    On January 26, 2006, the Company entered into a Note Conversion Agreement ("the Agreement") with the holder of the convertible promissory notes (the "Creditor"). Under the terms of the agreement, the Creditor agreed to convert the promissory note with a principal of $100,000 and a maturity date of December 17, 2005 into 1,000,000 shares of common stock. The Creditor will dispose of the shares in the market up to a maximum of 50,000 shares per week and, prior to March 31, 2006, at no less than $0.40 per share without the consent of the Company. All proceeds received by the Creditor to March 31, 2006 will reduce the amounts owed by the Company under the promissory notes. Any shares remaining at March 31, 2006 can be returned to the Company or retained by the Creditor. If shares are returned to the Company, a new promissory note will be issued for the balance of principal remaining after any reduction applied for proceeds from the sale of common stock. If shares are retained by the Creditor, the shares will be valued at 90% of the average closing price of the Company's common stock for the 30 trading days preceding March 31, 2006 (the "Calculated Value"). The Calculated Value will then be applied against amounts owing under any of the notes unpaid at March 31, 2006. If the Calculated Value of the shares exceeds $100,000 plus the aggregate amounts payable under the remaining unpaid notes (the "Remaining Value"), then the Creditor will return to the Company that number of shares determined by dividing the Remaining Value by the average closing price of the Company's common stock for the 30 trading days preceding March 31, 2006. During the period ended December 31, 2006, the Agreement was amended to extend the deadline to May 31, 2007.

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006
(Expressed in US dollars)
(Unaudited)

6. Convertible Notes Payable (continued)

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

   In consideration for the transfer of the shares described above, the Company agreed to issue a promissory note in the amount of $185,780. In accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company recognized the value of the embedded beneficial conversion feature of $20,642 as additional paid-in capital as the debt was issued with an intrinsic value conversion feature. The Company recognized $20,642 as interest expense during the nine month period ended December 31, 2006, increasing the carrying value of the promissory notes to the face value of $185,780.

7.    Common Stock

(a) On November 17, 2006, pursuant to an investment agreement (refer to Note 5(a)) the Company agreed to issue 2,000,000 shares of the Company's common stock with a fair value of $100,000. During the period ended December 31, 2006, the total fair value of $100,000 was charged to interest expense with a corresponding credit of $100,000 to common stock subscribed.

(b) On May 22, 2006, pursuant to an investment agreement (refer to Note 5(b)) the Company agreed to issue 35,000 shares of the Company's common stock with a fair value of $14,000 and warrants to purchase 35,000 shares at $0.30 per share with a fair value of $6,775 pursuant to an investment agreement. During the period ended December 31, 2006, the total fair value of $20,775 was charged to interest expense with a corresponding credit of $6,775 to additional paid in capital and $14,000 to common stock subscribed.

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006
(Expressed in US dollars)
(Unaudited)

7.    Common Stock (continued)

(c) On April 10, 2006, the Company issued 100,000 common shares with a fair value of $70,000 for services provided to the Company. The shares were valued at the closing price of the Company's common stock on the date of issue.

(d) On April 7, 2006, the Company issued 1,280,000 shares with a fair value of $896,000 upon the conversion of $185,780 of convertible notes payable during the period ended September 30, 2006, the Company recognized $710,220 as the cost of the past services provided.

(e) On March 6, 2006, the Company agreed to issue 180,000 shares of the Company's common stock with a fair value of $90,000 and warrants to purchase 180,000 shares at $0.30 per share with a fair value of $63,294 pursuant to three investment agreements. During the year ended March 31, 2006, the total fair value of $153,294 was charged to interest expense with a corresponding credit of $63,294 to additional paid-in capital and $90,000 to common stock subscribed. During the period ended September 30, 2006, a shareholder transferred the 180,000 shares of the Company's common stock on behalf of the Company in consideration for a convertible note. Refer to
     Note 5(d).

   The following table summarizes the continuity of the Company's warrants:

                                                     Weighted
                                         Number of    average
                                           split-    exercise
                                          adjusted     price
                                           Shares        $

   Balance, March 31, 2006                735,000      0.44
   Issued                                  35,000      0.30
   Exercised                             (485,000)     0.50
   Expired                                      -         -
                                        ----------------------
   Balance, December 31, 2006             285,000      0.32
                                        ======================

   At December 31, 2006, the following share purchase warrants were outstanding:

                                            Weighted average
                                                remaining
                                               contractual
     Number of Shares     Exercise Price      life (years)
   ------------------------------------------------------------

          35,000               $0.50              1.07
          250,000              $0.30              0.62

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006
(Expressed in US dollars)
(Unaudited)

8.    Commitments and Contingencies

(a) On April 4, 2006, the Company entered into a Standby Equity Distribution Agreement with a venture capital company (the "Purchaser"). Under the terms of the Agreement, the Purchaser will purchase up to $5,000,000 of the Company's common stock over a period of 24 months at 95% of the Market Price subsequent to effective registration of the Company's common stock. The Market Price is the lowest daily closing bid price of the Company's common stock for a minimum of five trading days between advances. The amount of the advances will be at the discretion of the Company up to $100,000 per advance, with a minimum of five trading days between advances. Upon closing of the transaction, the Company will issue $200,000 worth of common stock or cash, issue a warrant to purchase 350,000 shares of common stock at an exercise price of $0.01 per share for a period of five years, and a warrant to purchase 1,500,000 shares of common stock at an exercise price of $0.25 per share for a period of five years. At December 31, 2006, no shares or warrants had been issued.

(b) On March 1, 2006, the Company entered into an employment agreement with the Company's Vice-President of Finance. Under the terms of the employment agreement, the Company must pay $4,000 per month for an initial term of eight months, and grant options to acquire 300,000 shares of common stock. During the nine month period ended December 31, 2006, $36,000 was charged to operations. At December 31, 2006, the Company had not granted any options.

(c) On November 1, 2005, the Company entered into an employment agreement with the Company's Chief Executive Officer. Under the terms of the employment agreement, the Company must pay $120,000 per annum for the period from April 1, 2006 to March 31, 2008. This employment agreement extends the terms of the previous employment agreement, which expires on March 31, 2008. During the nine month period ended December 31, 2006, $90,000 was charged to operations.

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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION


During the nine months ended December 31, 2006, the Company did not have any revenues. During this period of time, the Company was primarily involved in attempting to raise capital for its operations.

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

                                     PART II
                                OTHER INFORMATION


ITEM 2.   UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Note 7 to the financial statements included as part of this report lists the shares of the Company's common stock which were issued during the nine-months ended December 31, 2006.

The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of the shares referred to in Note 7.

Item 6.     Exhibits

      (a)   Exhibits

            Number        Exhibit
            ------        -------

            31            Rule 13a-14(a) Certifications

            32            Section 1350 Certifications

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 14, 2007.

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