Form 10KSB
period 2007-03-31
QUANTUM MRI, INC.
filed 2007-08-13
CIK 1123844

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2007
                                       OR
( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

Commission File No. 0-31679

                                QUANTUM MRI, INC.
                                -----------------
                 (Name of Small Business Issuer in its charter)

                Washington                                  54-0231483
         --------------------------                    --------------------
         (State of incorporation)                        (IRS Employer
                                                       Identification No.)
   4750 Paton Street
   Vancouver, British Columbia, Canada                         V6L 2J1
---------------------------------------------          --------------------
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
                                 X
                           -------------                ----------
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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act):         Yes  X          No ______

The Company's revenues during the year ended March 31, 2007, were $ 0.

The aggregate market value of the voting stock held by non-affiliates of the Company, (7,799,889 shares) based upon the closing price of the Company's common stock on July 31, 2007, was approximately $390,000.

Documents incorporated by reference:      None

As of July 31, 2007, the Company had 14,071,391 issued and outstanding shares of common stock.


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

      In September 2005, the Company changed its name to Quantum MRI, Inc.

      The Company has been inactive since 2005.

      As of June 30, 2007, the Companydid not have any full time employees. The Company's officers devote only a minimal amount of time to the Company business employee.

      The Company does not have a website.

      An investment in the Company's securities should only be considered by persons who can afford a complete loss of their investment. The Company has been inactive since 2005. As of March 31, 2007, the Company had assets of $1,669, liabilities of $1,901,909, a working capital deficit of $1,901,767 and an accumulated deficit of $6,744,884. There has been virtually no trading activity in the Company's common stock.

      Our auditors have issued a going concern opinion for the year ended March 31, 2007. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. The financial statements do not contain any adjustments that might result from the uncertainty about the ability to continue our business. As such, we may have to cease operations and you could lose your investment.

      The Company's common stock currently trades on the OTC Bulletin Board. The rules applicable to securities traded on the OTC Bulletin Board provide that if an issuer is delinquent in filing its 10-KSB or 10-QSB reports on three occasions in any twenty-four month period the issuer's securities will be delisted from the OTC Bulletin Board and will not be eligible for relisting until the issuer has timely filed all of its required annual and quarterly reports for twelve months. The Company was delinquent in filing its 10-QSB report in February 2006 and was delinquent in filing this 10-KSB report in July 2007. If the Company is delinquent in filing any other 1934 reports prior to February 2008, the Company's securities will be delisted from the OTC Bulletin Board.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

      Not Applicable

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE  REGISTRANT'S  COMMON EQUITY AND
-----------------------------------------------------------------------------
        OTHER SHAREHOLDER MATTERS.
        -------------------------

      The Company's common stock is listed on the OTC Bulletin Board under the symbol QTMR. The following table sets forth the high and low sale prices of the Company's common stock during the periods presented as reported by the NASD. The closing sale prices reflect inter-dealer prices without adjustment for retail markups, markdowns or commissions and may not reflect actual transactions.

                                             Closing Sale Price
                                                Common Stock
            Quarter Ended                     High           Low
            -------------                    ------         -----

            June 30, 2004                    $0.05 *        $0.02 *
            September 30, 2004               $0.02 *        $0.02 *
            December 31, 2004                $0.02 *        $0.01 *
            March 31, 2005                   $0.03 *        $0.01 *


            June 30, 2005                    $0.33          $0.33
            September 30, 2005               $0.33          $0.33
            December 31, 2005                $0.36          $0.33
            March 31, 2006                   $0.60          $0.33

            June 30, 2006                    $0.70          $0.40
            September 30, 2006               $0.42          $0.07
            December 31, 2006                $0.09          $0.04
            March 31, 2007                   $0.09          $0.07

* Prices have not been adjusted for 150-for-1 reverse split that was approved by the Company's shareholders on May 5, 2005.

      As of July 31, 2007 there were approximately 65 record holders of the Company's common stock.

      During the year ended March 31, 2007, neither the Company, any officer or director of the Company, nor any principal shareholder of the Company, purchased any shares of the Company's common stock either from the Company, from third parties in a private transaction, or as a result of purchases in the open market.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN
         --------------------------------------------------------------------
         OF OPERATION
         ------------

      The Company has been inactive since 2005. During the twelve months ended March 31, 2007, the Company did not have any revenues. During this period of time, the Company was primarily involved in attempting to raise capital for its operations.

      As of March 31, 2007 the Company had assets of $1,669, liabilities of $1,901,909, and an accumulated deficit of $6,744,844. During the year ended March 31, 2007 the Company incurred a net loss of $1,951,033 and the Company's operations used $126,455 in cash. The Company satisfied its cash requirements during fiscal 2007 with loans from Murray Atkins, a principal shareholder of the Company, and with cash on hand at April 1, 2006.

      The Company does not have any bank lines of credit, or any other traditional financing arrangements. The Company expects to obtain additional capital through the private sale of its common stock or from borrowings from private lenders. There can be no assurance that the Company will be successful in obtaining the capital which it may need.

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

            Report filed on 2-19-03
            Report filed on 6-29-04
            Report filed on 10-20-05
            Report filed on 11-22-05

ITEM 8A.  CONTROLS AND PROCEDURES
---------------------------------

      As of the end of the fiscal year ended March 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of members of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the U.S. Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, the Company's disclosure controls and procedures, related to internal control over financial reporting and the recording of certain equity transactions, were not effective in light of the material weaknesses described below.

      The Company was advised by Manning Elliott LLP, its independent auditors, that during their performance of audit procedures related to the Company's financial statements for the fiscal period ended March 31, 2007, they identified "material weaknesses" in the Company's internal controls as defined in Statement on Auditing Standards No. 112, "Communicating Internal Control Related Matters Identified in an Audit" ("SAS 112"). The material weaknesses are described below:

Inadequate controls over equity transactions. The Company does not have adequate review and supervision controls or sufficient supporting documentation of certain equity-related transactions to ensure that equity transactions are properly valued and recorded on a timely basis. As a result, adjustments in the equity accounts and financial statements could occur. If the Company is not, or is not in future periods, successful in identifying these adjustments, its quarterly or annual financial statements could be materially misstated, which could require a restatement.

Inadequate entity level controls. The Company does not have effective entity level controls. These weaknesses include:

     (i) weaknesses in the risk assessment controls, including the lack of adequate mechanisms for anticipating and identifying financial reporting risks; and for reacting to changes in the operating environment that could have a potential effect on financial reporting;
     (ii) weaknesses in monitoring controls, including the lack of adequate staffing and procedures to ensure periodic evaluations of internal controls to ensure that appropriate personnel regularly obtain evidence that controls are functioning effectively and that identified control deficiencies are timely remedied.

      If the Company is not, or is not in future periods, successful in identifying these control weaknesses, its quarterly or annual financial statements could be materially misstated, which could require a restatement.

      The Company's disclosure controls and procedures are designed to ensure that the information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's (the "SEC") rules and forms, and to reasonably assure that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met under all potential conditions, regardless of how remote, and may not prevent or detect all error and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been prevented or detected.

      The Company continues to improve and refine its internal controls as an ongoing process. Other than as summarized above, there have been no changes in the Company's internal controls over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, its internal controls.

      The certifications of the Company's principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Annual Report on Form 10-KSB. The disclosures set forth in this Item 8A contain information concerning (i) the evaluation of the Company's disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications, and (ii) material weaknesses in the design or operation of the Company's internal control over financial reporting, referred to in paragraph 5 of the certifications. Those certifications should be read in conjunction with this Item 8A for a more complete understanding of the matters covered by the certification.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
---------------------------------------------------------------------

     Name             Age     Position
     ----             ---     --------

     Kelly Fielder    38      Chief Executive Officer, Principal Financial
                              Officer, Principal Accounting Officer and a
                              Director
     Gary Rushin      51      Vice President of Finance

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

ITEM 10.  EXECUTIVE COMPENSATION

      The following table sets forth in summary form the compensation earned or received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who earned or received in excess of $100,000 during the fiscal years ended March 31, 2006 and 2007.

                                                                 All
                                                                 Other
                                                                 Annual
                                                Stock   Option  Compen-
Name and Principal     Fiscal  Salary  Bonus    Awards  Awards   sation
  Position              Year    (1)     (2)      (3)      (4)     (5)     Total
---------------        ------  ------  -----    ------  ------  -------  -------

Kelly Fielder,          2007      --      --  $  175,000    --       --      --
President and           2006      --      --  $2,160,000    --       --      --
Chief Executive
Officer since
December 2002

(1)  The dollar value of base salary (cash and non-cash) received.
(2)  The dollar value of bonus (cash and non-cash) received.
(3) During the periods covered by the table, the value of the Company's shares issued as compensation for services calculated in accordance with FAS 123R.
(4) The amount recognized for financial statement reporting purposes, and calculated in accordance with FAS 123R, for options awarded during the year.
(5) All other compensation received that the Company could not properly report in any other column of the table.

      The Company's Board of Directors may increase the compensation paid to the Company's officers depending upon the results of the Company's future operations.

      The Company has an employment contract with Kelly Fielder which provides for an annual salary of $120,000.

      The Company has an employment agreement with Gary Rushin which provides that Mr. Rushin will be paid a salary of $4,000 per month during the eight month period ending September 30, 2006. Mr. Rushin is also entitled to receive options to purchase 300,000 shares of the Company's common stock. As of June 30, 2007 the Company had not issued these options.

      On June 30, 2004, the Company issued 33,333 shares of its common stock to Kelly Fielder for services provided to the Company.

      In November 2005, the Company issued 6,000,000 shares of common stock to Kelly Fielder for services rendered.

      In January 2007, the Company issued 2,500,000 shares of common stock to Kelly Fielder for services rendered. The shares were valued at $0.07 per share for financial reporting purposes.

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

          Other Arrangements. During the year ended March 31, 2007, and except as disclosed elsewhere in this report, no director of the Company received any form of compensation from the Company.

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

Summary
-------

      The following presents certain information as of July 31, 2007, concerning the stock options and stock bonuses granted by the Company pursuant to the Plans. Each option represents the right to purchase one share of the Company's common stock.

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

      The person listed below has received options or shares of the Company's common stock as a stock bonus:

                             Incentive Stock Options
                             -----------------------

                    Shares                         Expiration   Options Expired/
                    Subject    Exercise   Date of    Date of    Exercised as of
Option Holder      To Option     Price     Grant     Option      June 30, 2006
-------------      ---------   --------   -------  ----------   ---------------

                                      None

                           Non-Qualified Stock Options
                           ---------------------------

                    Shares                         Expiration   Options Expired/
                    Subject    Exercise   Date of    Date of    Exercised as of
Option Holder      To Option     Price     Grant     Option      June 30, 2006
-------------      ---------   --------   -------  ----------   ---------------

                                      None

                                  Stock Bonuses
                                  -------------

                              Shares Issued
Name                          as Stock Bonus          Date Issued
----                          --------------          -----------

Kelly Fielder                     33,333                6-30-04

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

      The following table lists the share ownership of the Company's officers and directors of each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding common stock as of July 31, 2007. Except as otherwise indicated, the Company believes that the beneficial owners of the common stock listed below, have sole investment and voting power with respect to such shares.

                                   Number of Shares            Percent of
Name and Address                  Beneficially Owned       Outstanding Shares

Kelly Fielder                         8,866,000                      63%
4750 Paton St.
Vancouver, B.C.
Canada  V6L 2J1

Gary Rushin                                  -- (1)                   --
706 Clark Court, NE #202
 Leesburg, VA 20176

Spectrum Meditech Inc.                   20,417 (2)                  nil
4750 Paton St.
Vancouver, B.C.
Canada  V6L 2J1

 Murray Atkins                        2,566,818 (3)                18.2%
 Suite 101
 1111-11th Avenue S.W.
 Calgary, Alberta T2R 0G5

 All officers and directors as a      8,886,417                    63.2%
   group (2 persons)                ===========                    =====


(1) The Company has agreed to issue Mr. Ruskin an option to purchase 300,000 shares of the Company's common stock. The exercise price and the expiration date of these options has not been determined.
(2)  Spectrum Meditech, Inc. is controlled by Kelly Fielder.

(3) Includes 2,500,000 shares owned of record by a corporation controlled by Murray Atkins, but excluded 5,840,000 shares which, as of June 30, 2007, would be issuable upon the conversion of promissory notes held by Mr. Atkins.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

      The Company acquired its license to the Needle-Ease device from Spectrum Meditech Inc. Kelly Fielder, an officer, director and principal shareholder of the Company, is also an officer, director and principal shareholder of Spectrum Meditech Inc.

      Between April 2003 and June 2004 the Company borrowed $292,275 from Murray Atkins, a principal shareholder of the Company. The amounts borrowed were represented by notes which, at the option of Mr. Atkins, were convertible into shares of the Company's common stock. During March and June 2004 Mr. Atkins converted the notes into 64,950 shares of the Company's common stock. In November 2005, the Company issued $292,275 of convertible notes to Murray Atkins in exchange for common shares held by Mr. Atkins and cash in the amount of $120,780. At Mr. Atkins' option, the notes are convertible into shares of the Company's common stock equal in number to the amount determined by dividing each $1.00 of note principal or accrued interest to be converted by an amount equal to 90% of average closing bid price of Quantum's common stock for the 30 trading days preceding the date of conversion. The notes bear interest at 5.5% per year but all accrued interest has been waived by Mr. Atkins.

      In January 2006, the Company entered into a Note Conversion Agreement with Mr. Atkins. Under the terms of the Note Conversion Agreement, as amended, Mr. Atkins agreed to convert a promissory note with a principal balance of $100,000 into 1,000,000 shares of the Company's common stock. Prior to September 30, 2007 Mr. Atkins agreed to sell not more than 50,000 shares per week, and at a price of not less than $0.40 per share, without the consent of the Company. All proceeds received by Mr. Atkins from the sale of the shares will reduce the amounts owed by the Company under the promissory notes. Any shares remaining at September 30, 2007 can be returned to the Company or retained by Mr. Atkins, at his option. If shares are returned to the Company, a new promissory note will be issued to Mr. Atkins for any balance remaining on the $100,000 note. If any shares are retained by Mr. Atkins, the shares will be valued at 90% of the average closing price of the Company's common stock for the 30 trading days preceding September 30, 2007. The value of the shares will then be applied against amounts owing under any of the notes which remain unpaid at September 30, 2007. If the value of the shares exceeds $100,000 plus the amounts payable under the remaining unpaid notes, Mr. Atkins will return to the Company that number of shares determined by dividing the excess value by the average closing price of the Company's common stock for the 30 trading days preceding September 30, 2007.

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

      On January 10, 2006 the Company issued 5,000,000 shares of its common stock to Memphis Capital Corp. for consulting and financial services. The shares were later returned to the Company and cancelled.

      In April 2006 the Company issued 10,0000 shares of its common stock to an unrelated party for consulting services.

      In January 2007 the Company issued 2,500,000 shares of common stock to Kelly Fielder, and 2,500,000 shares of common stock to Blur Investments, a firm controlled by Murray Atkins. The shares were issued for services rendered and valued at $0.07 a share for financial reporting purposes.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------
Exh. #      Description of Exhibit                                  Page Number
----------  ----------------------                                  -----------

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------------------------------------------------

      Manning Elliott LLP, Chartered Accountants ("Manning Elliott"), served as the Company's independent public accountants during the fiscal year ended March 31, 2002. Spicer Jeffries LLP ("Spicer Jeffries") served as the Company's independent public accountants during the fiscal year ended March 31, 2003, and until June 16, 2004.

      Effective February 14, 2003, the Company dismissed Manning Elliott, and hired Spicer Jeffries as the Company's independent certified public accountants.

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

      Effective September 24, 2004, the Company dismissed Schumacher & Associates as its independent auditors.

      On May 17, 2005, the Company rehired Manning Elliott as its independent auditors.

      The following table shows the aggregate fees billed to the Company during the years ended March 31, 2006, and 2007 by Manning Elliott, and Schumacher & Associates.


                                               2006         2007

            Audit Fees                      $31,000       $30,750
            Audit-Related Fees                   --            --
            Financial Information Systems        --            --
            Design and Implementation Fees       --            --
            Tax Fees                             --            --
            All Other Fees                       --            --

      Audit fees represent amounts billed for professional services rendered for the audit of the Company's annual financial statements and the reviews of the financial statements included in the Company's Forms 10-QSB for the fiscal year. Before Manning Elliott and Spicer Jeffries were engaged by the Company to render audit services, the engagements were approved by the Company's Directors.

Quantum MRI, Inc.
(A Development Stage Company)

March 31, 2007

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

Consolidated Statements of Stockholders' Deficit...........................F-5

Notes to the Consolidated Financial Statements.............................F-6

             Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Quantum MRI, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Quantum MRI, Inc. as of March 31, 2007 and 2006 and the related consolidated statements of operations, cash flows and stockholders' equity (deficit) for the years then ended and accumulated from June 7, 1989 (Date of Inception) to March 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quantum MRI, Inc. as of March 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and accumulated from June 7, 1989 (Date of Inception) to March 31, 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated any sustained revenues and has incurred significant operating losses since inception. The Company has a working capital deficiency and will need additional financing to sustain operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 10 to the consolidated financial statements, the comparative consolidated balance sheet as of March 31, 2006 and the related, consolidated statements of operations, cash flows, and stockholders' equity (deficit) for the year ended March 31, 2006 have been restated to reflect the cancellation of common shares issued for services.

/s/ MANNING ELLIOTT LLP

                             CHARTERED ACCOUNTANTS

Vancouver, Canada

August 3, 2007

Quantum MRI, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)


                                                           March 31,  March 31,
                                                             2007        2006
                                                               $          $
                                                                      Restated-
                                                                      (Note 10)

ASSETS

Current Assets

Cash                                                             142     75,897
                                                         ------------ ----------
Total Current Assets                                             142     75,897

Property and Equipment (Note 3)                                1,527      3,405
                                                         ------------ ----------
Total Assets                                                   1,669     79,302
                                                         ============ ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

 Accounts payable                                            151,838    142,668
 Accrued liabilities (Note 4(a))                              96,385           -
 Due to related parties (Note 4)                           1,189,931  1,067,703
 Loans payable (Note 5)                                      160,700    100,000
 Convertible notes payable (Note 6)                          303,055    314,230
                                                         ------------ ----------
Total Liabilities                                          1,901,909  1,624,601
                                                         ------------ ----------
Commitments and Contingencies (Notes 1 and 8)

Stockholders' Deficit

Common Stock
Authorized: 50,000,000 shares, par value $0.001
Issued: 14,071,391 and 7,691,391 shares, respectively         14,071      7,691

Additional Paid-in Capital                                 5,365,240  3,799,528

Common Stock Subscribed (Note 7)                             125,550    101,550

Deficit Accumulated During the Development Stage          (7,405,101)(5,454,068)
                                                         ------------ ----------
Total Stockholders' Deficit                               (1,900,240)(1,545,299)
                                                         ------------ ----------
Total Liabilities and Stockholders' Deficit                    1,669     79,302
                                                         ============ ==========

  The accompanying notes are an integral part of these financial statements.

Quantum MRI, Inc
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)

                                           Accumulated From
                                             June 7, 1989         For the
                                          (Date of Inception)    Year Ended
                                             to March 31,         March 31,
                                                 2007         2007         2006
                                                   $            $            $
                                                                       (Restated
                                                                           -
                                                                        Note 10)

Revenue                                           2,731            -          -
                                            ------------  -----------  ---------
Expenses

Consulting                                    1,298,575    1,089,960     36,567
Donated rent (Note 4(c))                        100,065       27,060     25,596
Donated services                                 28,070            -          -
General and administrative                      409,039       29,123     14,697
Impairment loss on intangible asset             252,819            -          -
Management fees (Notes 4(a))                  2,993,000      343,000  2,280,000
Product development                              92,402            -          -
Professional fees                               434,977       71,648     59,851
                                            ------------  -----------  ---------

Total Expenses                                5,608,947    1,560,791  2,416,711
                                            ------------  -----------  ---------
Other Expense

 Beneficial conversion feature of
convertible notes                                66,537       26,034     40,503
 Imputed interest  (Notes 4(b) and 6)           460,398      201,615    120,227
 Interest expense                               381,733      162,593    219,140
 Loss on settlement of debt                     230,000            -    230,000
                                            ------------  -----------  ---------
Net Loss                                     (6,744,884)  (1,951,033)(3,026,581)
                                            ============  =========== ==========
Net Loss Per Share - Basic and Diluted                         (0.19)     (0.99)
                                            ============  =========== ==========
Weighted Average Shares Outstanding                        10,044,000 3,043,000
                                                          =========== ==========

  The accompanying notes are an integral part of these financial statements.

Quantum MRI, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)

                                         Accumulated from   For the    For the
                                          June 7, 1989    Year Ended  Year Ended
                                       (Date of Inception) March 31,  March 31,
                                                2007         2007        2006
                                                 $            $            $
                                                                       (Restated
                                                                      - Note 10)

Operating Activities

Net loss for the period                   (6,744,884)   (1,951,033) (3,026,581)

Adjustment to reconcile net loss to
net cash used in operating activities
Beneficial conversion feature of

convertible notes                             66,537       26,034       40,503
Depreciation and amortization                 35,624        1,878        1,878
Donated rent                                 128,135       27,060       25,596
Impairment loss on intangible asset          252,819            -            -
Imputed interest                             460,398      201,615      120,227
Loss on disposal of assets                     4,597            -            -
Loss on settlement of debt                   230,000            -      230,000
Stock issued pursuant to loan agreements     101,550            -      101,550
Stock-based compensation                   3,677,296    1,346,775    2,230,521


Changes in operating assets and liabilities:
 Accounts payable and accrued liabilities    258,590       98,988      (7,052)
 Due from related parties                    503,303      122,228       62,902
                                        ------------- ------------ ------------
Net Cash Used in Operating Activities     (1,026,035)    (126,455)    (220,456)
                                        ------------- ------------ ------------
Investing Activities
      Purchase of property and equipment     (19,603)           -            -
                                        ------------- ------------ ------------
Net Cash Used in Investing Activities        (19,603)           -            -
                                        ------------- ------------ ------------
Financing Activities

   Proceeds from loans payable               185,700       85,700      100,000
   Repayment of loans payable                (25,000)     (25,000)           -
   Proceeds from convertible notes payable   433,305            -       45,780
   Repayment of convertible notes payable    (10,000)     (10,000)           -
   Proceeds from issuance of common
    stock, net                               461,775            -      150,450
                                        ------------- ------------ ------------
Net Cash Flows Provided By Financing
Activities                                 1,045,780       50,700      296,230
                                        ------------- ------------ ------------
Increase (Decrease) In Cash                      142      (75,755)      75,774

Cash - Beginning of Period                         -       75,897          123
                                        ------------- ------------ ------------
Cash - End of Period                             142          142       75,897
                                        ============= ============ ============
Non-cash Investing and Financing
Activities

   Share issued pursuant to loan agreement   101,550           -      101,550
   Shares issued on conversion of notes
    payable                                1,288,275     896,000      100,000
   Forgiveness of debt with settlement
    from shareholder                         239,487           -      239,487
   Acquisition of licensing agreement
    with assumption of liabilities           274,964           -            -
   Licensing agreement acquired              918,490           -            -
                                        ============= ============ ============

Supplemental Disclosures

   Interest paid                                   -           -           -
  Income taxes paid                                -           -           -
                                        ============= ============ ============

  The accompanying notes are an integral part of these financial statements.

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) - continued From June 7, 1989 (Date of inception) to March 31, 2007 (expressed in US dollars)


                                                                             Deficit
                                                                           Accumulated
                                                                Additional  During the
                                            Common Stock         Paid-in   Development
                                        Shares        Amount     Capital       Stage      Total
                                           #            $           $             $          $

Balance -June 7, 1989 (Date of
inception)                                   -             -           -           -          -

Stock issued for services at
$0.045 per share                        50,000            50      (2,450)          -      2,500

Net loss for the period                      -             -           -      (2,500)    (2,500)
                                    -----------   -----------  ---------- ----------- ----------
Balance - March 31, 1997                50,000            50      (2,450)     (2,500)         -

Sale of common stock for cash
at $1.05 per share                      55,800            56      59,944           -     60,000

Net loss for the year                        -             -           -     (52,100)   (52,100)
                                    -----------   -----------  ---------- ----------- ----------
Balance - March 31, 1998               105,800           106      62,394     (54,600)     7,900

Sale of common stock for cash
at $6.75 per share                       1,720             2      11,498           -     11,500

Net loss for the year                        -             -           -     (21,400)   (21,400)
                                    -----------   -----------  ---------- ----------- ----------
Balance - March 31, 1999               107,520           108      73,892     (76,000)    (2,000)

Sale of common stock for cash
at $25.00 per share                      1,460             1      36,499           -     36,500

Net loss for the year                        -             -           -     (12,471)   (12,471)
                                    -----------   -----------  ---------- ----------- ----------
Balance - March 31,2000                108,980           109     110,391     (88,471)    22,029

Sale of common stock for cash
at $28.35 per share                        657             1      18,624           -     18,625

Stock cancelled and returned            (2,000)           (2)     (1,998)          -     (2,000)

Net loss for the year                        -             -           -     (82,446)   (82,446)
                                    -----------   -----------  ---------- ----------- ----------
Balance - March 31, 2001               107,637           108     127,017    (170,917)   (43,792)

Stock cancelled and returned              (680)           (1)          1           -          -

Stock reissued                             366             -           -           -          -

Donated capital                              -             -      27,475           -     27,475

  Net loss for the year                      -             -           -     (50,750)   (50,750)
                                    -----------   -----------  ---------- ----------- ----------
Balance - March 31, 2002               107,323           107     154,493    (221,667)   (67,067)

Acquisition of SETI                    111,275           111      16,580    (660,217)  (643,526)

Cancellation of shares                 (50,000)          (50)     (7,450)          -     (7,500)

Sale of common stock for cash
   at $75.00 per share                   1,933             2     144,998           -    145,000

Offering costs                               -             -      (6,000)          -     (6,000)

Forgiveness of debt                          -             -      20,250           -     20,250

Donated capital                              -             -      26,059           -     26,059

Net loss for the year                        -             -           -    (195,666)  (195,666)
                                    -----------   -----------  ---------- ----------- ----------
Balance - March 31, 2003               170,531           170     348,930  (1,077,550)  (728,450)

Sale of common stock for cash
   at $75.00 per share                     620             1      46,499           -     46,500

Adjustment for non-cancellation
of shares                               50,000            50         (50)          -          -

Shares repurchased                     (33,178)          (33)     (1,267)          -     (1,300)

Donated capital                              -             -      71,767           -     71,767

Net loss for the year                        -             -           -    (915,529)  (915,529)
                                    -----------   -----------  ---------- ----------- ----------

Balance - March 31, 2004               187,973           188     465,879  (1,993,079)(1,527,012)
                                    ===========   ===========  ========== =========== ==========


  The accompanying notes are an integral part of these financial statements.

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) - continued From June 7, 1989 (Date of inception) to March 31, 2007 (expressed in US dollars)


                                                                                        Deficit
                                                                                      Accumulated
                                                                Additional   Common    During the
                                            Common Stock         Paid-in      Stock   Development
                                        Shares        Amount     Capital   Subscribed     Stage        Total
                                           #            $           $           $           $            $

Balance - March 31, 2004                187,973          188      465,879          -   (1,993,079)  (1,527,012)

Stock issued for
conversion of notes
at $4.50 per share                       64,950           65      292,210          -            -      292,275

Stock issued for management
services at $3.00 per share              33,333           33       99,967          -            -      100,000

Donated capital                               -            -       88,609          -            -       88,609

Net loss for the year                         -            -            -          -     (434,408)    (434,408)
                                     ----------- ------------ ------------ ---------- ------------ ------------

Balance - March 31, 2005                286,256          286      946,665          -   (2,427,487)  (1,480,536)

Shares returned to treasury
for cancellation                        (50,000)         (50)          50          -            -            -

Sale of common stock
at $0.29 per share                      485,000          485      139,465          -            -      139,950

Sale of common stock
at $0.30 per share                       35,000           35       10,465          -            -       10,500

Shares issued for
management services
at $0.36 per share                    6,000,000        6,000    2,154,000          -            -    2,160,000

Shares returned to treasury
for cancellation                        (64,950)         (65)    (292,210)         -            -     (292,275)

Shares issued for services at
$0.35 per share                       5,000,000        5,000    1,745,000          -            -    1,750,000

Shares returned to treasury
for cancellation                     (5,000,000)      (5,000)  (1,745,000)         -            -   (1,750,000)

Shares issued on
conversion of debt                    1,000,000        1,000      329,000          -            -      330,000

Shares issuable pursuant to
investment agreements                         -            -            -    101,550            -      101,550

Beneficial conversion feature                 -            -       45,895          -            -       45,895

Donated capital                               -            -       25,596          -            -       25,596

Fair value of warrants issued
pursuant to investment                        -            -       70,520          -            -       70,520

Gain on forgiveness of debt                   -            -      239,487          -            -      239,487

Imputed interest                              -            -      130,595          -            -      130,595

Net loss for the year                         -            -            -          -   (3,026,581)  (3,026,581)
                                     ----------- ------------ ------------ ---------- ------------ ------------
Balance - March 31, 2006
(Restated - Note 10)                  7,691,306        7,691    3,799,528    101,550   (5,454,068)  (1,545,299)
                                     =========== ============ ============ ========== ============ ============


  The accompanying notes are an integral part of these financial statements.

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
From June 7, 1989 (Date of inception) to March 31, 2007
(expressed in US dollars)


                                                                                        Deficit
                                                                                      Accumulated
                                                                Additional   Common    During the
                                            Common Stock         Paid-in      Stock   Development
                                        Shares        Amount     Capital   Subscribed     Stage        Total
                                           #            $           $           $           $            $

Balance - March 31, 2006
(Restated - Note 10)                   7,691,306        7,691    3,799,528   101,550   (5,454,068)  (1,545,299)

Shares issued on
conversion of debt                     1,280,000        1,280      894,720   (90,000)           -      806,000

Shares issued for services at
$0.70 per share                          100,000          100       69,900         -            -       70,000

Shares issued for services at
$0.07 per share                        5,000,000        5,000      345,000         -            -      350,000

Shares issuable pursuant to
loan agreement                                 -            -            -   114,000            -      100,000

Beneficial conversion feature                  -            -       20,642         -            -       20,642

Fair value of warrants issued
pursuant to investment                         -            -        6,775         -            -        6,775

Donated capital                                -            -       27,060         -            -       27,060

Imputed interest                               -            -      201,615         -            -      201,615

Net loss for the year                          -            -            -         -   (1,951,033)  (1,951,033)
                                     ----------- ------------ ------------ ---------- ------------ ------------
Balance - March 31, 2007              14,071,306       14,071    5,365,240   125,550   (7,405,245)  (1,914,240)
                                     =========== ============ ============ ========== ============ ============



  The accompanying notes are an integral part of these financial statements.

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2007
(Expressed in US dollars)

1. Nature of Operations and Continuance of Business

   Quantum MRI Inc. (the "Company") was incorporated in Washington on June 7, 1989 under the name P.L.D.F.E.T., Inc. On March 17, 2000, the Company changed its name to Travelshorts.com, Inc. On May 5, 2005, the Company changed its name to Sharps Elimination Technologies, Inc. On August 25, 2005, the Company changed its name to Quantum MRI, Inc. The Company is in the development stage as defined by the Statement of Financial Accounting Standard ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises". The Company's principal business is the constructing and operating MRI testing centers in the United States and Canada.

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

   At March 31, 2007, the Company had a working capital deficit of $1,901,767 and accumulated losses of $7,405,101 since inception. The ability of the Company to continue as a going concern is dependent on its ability to emerge from the development stage with respect to its planned principal business activity, attaining profitable operations and raising additional debt and/or equity financing to fund its operations. Management's plan in this regard is to raise additional funding through private offerings and to operate MRI testing centers. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company discontinue operations.

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2007
(Expressed in US dollars)

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

(b)   Use of Estimates

      The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to stock-based compensation expense, donated expenses, imputed interest, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

(e)   Comprehensive Income

      SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at March 31, 2007 and 2006, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2007
(Expressed in US dollars)

2. Significant Accounting Policies (continued)

(f)   Product Development Costs

      Product development costs related to the Needle-Ease(TM) technology are expensed as incurred.

(g)   Long-lived Assets

      In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

      Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

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

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2007
(Expressed in US dollars)

2. Significant Accounting Policies (continued)

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

(k)   Financial Instruments

      The fair values of cash, accounts payable, accrued liabilities, amounts due to related parties, loans payable, and convertible notes payable approximate their fair value due to the relatively short maturity of these instruments.

(l)   Revenue Recognition

      The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104 when there is persuasive evidence of an arrangement, delivery of products has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured.

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2007
(Expressed in US dollars)

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

(n)   Recent Accounting Pronouncements

      In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

      In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial statements.

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2007
(Expressed in US dollars)

2. Significant Accounting Policies (continued)

   (n)Recent Accounting Pronouncements (continued)

      In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

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

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2007
(Expressed in US dollars)

2. Significant Accounting Policies (continued)

   (n)Recent Accounting Pronouncements (continued)

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

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2007
(Expressed in US dollars)

3. Property and Equipment


                                                                  March 31,      March 31,
                                                                    2007           2006
                                                  Accumulated   Net Carrying   Net Carrying
                                           Cost   Depreciation      Value          Value
                                             $          $             $              $

   Office  furniture and computer
   hardware                                9,391      7,864         1,527          3,405
   ----------------------------------------------------------------------------------------


4.    Related Party Transactions

(a) During the fiscal year ended March 31, 2007, management fees of $168,000 (2006 - $120,000) were charged to operations pursuant to executive services agreements with the President of the Company and the Vice-President of Finance. As at March 31, 2007, $48,000 owing to the Vice-President of Finance has been recorded as accrued liabilities and $120,000 owing to the President of the Company has been recorded as due to related parties. Refer to Notes 8(b) and (c).

(b) As of March 31, 2007, the Company's President, and a company controlled by the President are owed $1,178,520 relating to amounts assumed by the Company at the acquisition of SETI and subsequent advances made to the Company. These amounts have no due date and are non-interest bearing. During the fiscal year ended March 31, 2007, interest of $184,543 (2006 - $120,227) has been imputed at twice prime rate and charged to operations with a corresponding credit to additional paid-in capital.

(c) During the fiscal year ended March 31, 2007, the Company recognized a total of $27,060 (2006 - $25,596) for donated rent provided by the President of the Company.

(d) On April 7, 2006, the President of the Company received 300,000 shares of common stock in consideration for services provided to the Company as described in Note 6.

(e) On January 10, 2007, the Company issued 2,500,000 shares of common stock with a fair value of $175,000 to the President of the Company for services provided. The shares were valued at the closing price of the Company's common stock on the date of issue.

(f) As of March 31, 2007, the Company is indebted to a Director of the Company for $11,411, representing expenses paid on behalf of the Company. These amounts have no due date and are non-interest bearing.

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2007
(Expressed in US dollars)

5.    Loans Payable

(a) On March 31, 2007, the Company entered into an investment agreement with an investor and received $10,700 as a loan repayable on September 1, 2007. Pursuant to the agreement, the Company will pay interest of 15% per annum.

(b) On November 17, 2006, the Company entered into an unsecured investment agreement with an investor and received $50,000 as a loan repayable on or before January 20, 2007. Pursuant to the agreement, the Company will pay interest of 12% per annum and issue the investor 2,000,000 shares of the Company's common stock. The 2,000,000 shares of common stock was valued at $100,000 and recorded as interest expense and common stock subscribed. During the fiscal year ended March 31, 2007, the Company accrued interest of $2,203. At March 31, 2007, the loan remains unpaid and the 2,000,000 shares have not been issued.

(c) On May 22, 2006, the Company entered into an unsecured investment agreement with an investor and received $25,000 as a loan repayable on July 22, 2006. Pursuant to the agreement, the Company will pay interest of 15% per annum and issue the investor 35,000 restricted shares of the Company's common stock and a warrant to purchase 35,000 restricted shares of the Company's common stock at a price of $0.30 per share until May 22, 2008. During the fiscal year ended March 31, 2007, the Company accrued interest of $3,205 and no warrants were exercised. The loan was not repaid on July 22, 2006 and remains outstanding. Refer to
      Note 7(d).

(d) On March 6, 2006, the Company entered into three unsecured investment agreements with investors to receive loans totalling $75,000, repayable on May 6, 2006. Pursuant to the agreements, the Company will pay interest of $15,000 and issue the investors 180,000 shares of the Company's common stock and warrants to purchase 180,000 restricted shares of the Company's common stock at a price of $0.30 per share until May 6, 2007. At March 31, 2007, the Company accrued interest of $15,000 and no warrants were exercised. The loans were not repaid on May 6, 2006, and remain outstanding. Under the terms of the notes, additional interest of $2,500 is charged for each 30 day period or fraction of 30 day period where the repayment of the principal amounts are past due. At March 31, 2007, the Company had accrued additional interest penalties of $27,500 based on non-payment of the principal portions of the notes payable. Refer to Note 7(g).

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2007
(Expressed in US dollars)

5.    Loans Payable (continued)
(e) On February 8, 2006, the Company entered into an unsecured investment agreement with an investor and received $25,000 as a loan repayable on April 10, 2006. Pursuant to the agreement, the Company will pay interest of 12% per annum and issue the investor 35,000 restricted shares of the Company's common stock and a warrant to purchase 35,000 restricted shares of the Company's common stock at a price of $0.30 per share until April 10, 2008. At March 31, 2007, the Company accrued interest of $477 and no warrants were exercised. During the fiscal year ended March 31, 2007, the loan was repaid.


6.    Convertible Notes Payable

   On November 16, 2005, the Company entered into an Exchange Agreement with the holder of all of the Company's outstanding notes payable (the "Creditor"). Under the terms of the agreement, the Creditor agreed to return for cancellation the 64,950 shares of common stock previously received on settlement of promissory notes in exchange for three new convertible notes in the aggregate principal amount of $292,275. The notes matured on December 17, 2005 ($100,000), January 15, 2006 ($100,000) and March 15, 2006 ($92,275).
   The Creditor also agreed to cancel the prior outstanding promissory notes totalling $85,780 in exchange for a new convertible note for $85,780 that matures on June 15, 2006. The Company also issued a new convertible note for cash proceeds of $35,000 that matures on August 15, 2006. All notes bear interest at 5.5% per annum. The principal and accrued interest on the promissory notes may be converted into shares of the Company's common stock at the Conversion Price at the option of the holder. The Conversion Price is 90% of average closing bid price of the Company's common stock for the 30 trading days preceding the conversion. During the year ended March 31, 2006, the creditor agreed to waive interest on all outstanding notes. As at March 31, 2007, interest of $17,072 was treated as imputed at 5.5% per annum.

   In accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company recognized the value of the embedded beneficial conversion feature of $45,895 as additional paid-in capital as the debt was issued with an intrinsic value conversion feature. At March 31, 2006, the Company recognized $40,503 as interest expense which increased the carrying value of the promissory notes to $121,883. The Company recognized $5,392 as interest expense during the fiscal year ending March 31, 2007 and repaid $10,000 of principal payments, decreasing the carrying value of the promissory notes to the face value of $117,275.

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2007
(Expressed in US dollars)

6. Convertible Notes Payable (continued)

    On January 26, 2006, the Company entered into a Note Conversion Agreement ("the Agreement") with the holder of the convertible promissory notes (the "Creditor"). Under the terms of the agreement, the Creditor agreed to convert the promissory note with a principal of $100,000 and a maturity date of December 17, 2005 into 1,000,000 shares of common stock. The Creditor will dispose of the shares in the market up to a maximum of 50,000 shares per week and, prior to March 31, 2006, at no less than $0.40 per share without the consent of the Company. All proceeds received by the Creditor to March 31, 2006 will reduce the amounts owed by the Company under the promissory notes. Any shares remaining at March 31, 2006 can be returned to the Company or retained by the Creditor. If shares are returned to the Company, a new promissory note will be issued for the balance of principal remaining after any reduction applied for proceeds from the sale of common stock. If shares are retained by the Creditor, the shares will be valued at 90% of the average closing price of the Company's common stock for the 30 trading days preceding March 31, 2006 (the "Calculated Value"). The Calculated Value will then be applied against amounts owing under any of the notes unpaid at March 31, 2006. If the Calculated Value of the shares exceeds $100,000 plus the aggregate amounts payable under the remaining unpaid notes (the "Remaining Value"), then the Creditor will return to the Company that number of shares determined by dividing the Remaining Value by the average closing price of the Company's common stock for the 30 trading days preceding March 31, 2006. During the period ended March 31, 2007, the Agreement was amended to extend the deadline to May 31, 2007.

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


   In consideration for the transfer of the shares described above, the Company agreed to issue a promissory note in the amount of $185,780. In accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company recognized the value of the embedded beneficial conversion feature of $20,642 as additional paid-in capital as the debt was issued with an intrinsic value conversion feature. The Company recognized $20,642 as interest expense during the year ended March 31, 2007, increasing the carrying value of the promissory notes to the face value of $185,780.

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2007
(Expressed in US dollars)

7.    Common Stock

(a) On January 10, 2007, the Company issued 2,500,000 shares of common stock with a fair value of $175,000 for services provided to the Company. The shares were valued at the closing price of the Company's common stock on the date of issue.

(b) On January 10, 2007, the Company issued 2,500,000 shares of common stock with a fair value of $175,000 to the President of the Company for services provided. The shares were valued at the closing price of the Company's common stock on the date of issue.

(c) On November 17, 2006, pursuant to an investment agreement (refer to Note 5(b)) the Company agreed to issue 2,000,000 shares of the Company's common stock with a fair value of $100,000. During the period ended March 31, 2007, the total fair value of $100,000 was charged to interest expense with a corresponding credit of $100,000 to common stock subscribed.

(d) On May 22, 2006, pursuant to an investment agreement (refer to Note 5(c)) the Company agreed to issue 35,000 shares of the Company's common stock with a fair value of $14,000 and warrants to purchase 35,000 shares at $0.30 per share with a fair value of $6,775 pursuant to an investment agreement. During the period ended March 31, 2007, the total fair value of $20,775 was charged to interest expense with a corresponding credit of $6,775 to additional paid in capital and $14,000 to common stock subscribed.

(e) On April 10, 2006, the Company issued 100,000 common shares with a fair value of $70,000 for services provided to the Company. The shares were valued at the closing price of the Company's common stock on the date of issue.

(f) On April 7, 2006, the Company issued 1,280,000 shares with a fair value of $896,000 upon the conversion of $185,780 of convertible notes payable during the period ended September 30, 2006, the Company recognized $710,220 as the cost of the past services provided.

(g) On March 6, 2006, the Company agreed to issue 180,000 shares of the Company's common stock with a fair value of $90,000 and warrants to purchase 180,000 shares at $0.30 per share with a fair value of $63,294 pursuant to three investment agreements. During the year ended March 31, 2006, the total fair value of $153,294 was charged to interest expense with a corresponding credit of $63,294 to additional paid-in capital and $90,000 to common stock subscribed. During the year ended March 31, 2007, a shareholder transferred the 180,000 shares of the Company's common stock on behalf of the Company in consideration for a convertible note. Refer to Note 5(d).

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2007
(Expressed in US dollars)




7. Common Stock (continued)


   The following table summarizes the continuity of the Company's warrants:

                                                      Weighted
                                                       average
                                        Number of     exercise
                                      split-adjusted    price
                                          shares          $

   Balance, March 31, 2006                735,000      0.44
   Issued                                  35,000      0.30
   Exercised                                    -         -
   Expired                               (485,000)     0.50
                                        ----------------------
   Balance, March 31, 2007                285,000      0.32
                                        ======================


   At March 31, 2007, the following share purchase warrants were outstanding:

     Number of Shares     Exercise Price    Weighted average
                                                remaining
                                               contractual
                                              life (years)
   ------------------------------------------------------------

          35,000               $0.50              0.82
          250,000              $0.30              0.38

8.    Commitments and Contingencies

(a)   On  April  4,  2006,   the  Company   entered  into  a  Standby   Equity
      Distribution   Agreement   with   a   venture   capital   company   (the
      "Purchaser"). Under the terms of the Agreement, the Purchaser will purchase up to $5,000,000 of the Company's common stock over a period of 24 months at 95% of the Market Price subsequent to effective registration of the Company's common stock. The Market Price is the lowest daily closing bid price of the Company's common stock for a minimum of five trading days between advances. The amount of the advances will be at the discretion of the Company up to $100,000 per advance, with a minimum of five trading days between advances. Upon closing of the transaction, the Company will issue $200,000 worth of common stock or cash, issue a warrant to purchase 350,000 shares of common stock at an exercise price of $0.01 per share for a period of five years, and a warrant to purchase 1,500,000 shares of common stock at an exercise price of $0.25 per share for a period of five years. At March 31, 2007, no shares or warrants had been issued.

(b) On March 1, 2006, the Company entered into an employment agreement with the Company's Vice-President of Finance. Under the terms of the employment agreement, the Company must pay $4,000 per month for an initial term of eight months, and grant options to acquire 300,000 shares of common stock. During the fiscal year ended March 31, 2007, $48,000 was charged to operations. At March 31, 2007, the Company had not granted any options.

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2007
(Expressed in US dollars)

8.    Commitments and Contingencies (continued)


(c) On November 1, 2005, the Company entered into an employment agreement with the Company's Chief Executive Officer. Under the terms of the employment agreement, the Company must pay $120,000 per annum for the period from April 1, 2006 to March 31, 2008. This employment agreement extends the terms of the previous employment agreement, which expires on March 31, 2008. During the fiscal year ended March 31, 2007, $120,000 was charged to operations.

(d) In September 2003, a claim was asserted against the Company, its subsidiary and President alleging that the Company and/or its President are liable to for a loan in the amount of approximately $250,000, and that there was a failure to deliver approximately 53,333 split-adjusted shares of the Company's common stock which were to be held as security for the loan. The Company intends to vigorously defend itself in this matter and management feels it has meritorious defenses. This action is in a very preliminary stage and it is not possible to determine the probable outcome. The accompanying financial statements do not include any provision for possible loss.

9.    Income Taxes

   The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S federal and state income tax rates to earnings before income taxes. The Company has a net operating loss carryforward of approximately $6,217,000 available to offset taxable income in future years which expires in fiscal 2024. Pursuant to SFAS 109, the potential benefit of the net operating loss carryforward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2007
(Expressed in US dollars)

9. Income Taxes (continued)

   The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:


                                               March 31,     March 31,
                                                 2007           2006
                                                   $             $

Income tax recovery at statutory rates        (682,860)     (1,059,300)

Permanent differences                            80,040         51,040

Temporary differences                               660            660

Valuation allowance change                      602,160      1,007,600
-------------------------------------------------------------------------

Provision for income taxes                            -              -
=========================================================================

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at November 30, 2006 are as follows:


                                                March 31,     March 31,
                                                  2007          2006
                                                    $             $

Net operating loss carryforward                 2,176,000     1,574,000

Valuation allowance                            (2,176,000)   (1,574,000)
-------------------------------------------------------------------------

Net deferred income tax asset                      -
=========================================================================


   The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2007
(Expressed in US dollars)

10.   Restatement

   The Company has restated its financial statements as at March 31, 2006 and for the year then ended. The financials statements have been restated to reflect the cancellation of 5,000,000 shares of common stock at the fair value of $1,750,000 that were issued for consulting services. The services were not provided and the shares were returned to treasury and cancelled. The effect of the restatement is to decrease net loss by $1,750,000 for the year ended March 31, 2006, and for the period from June 7, 1989 (date of inception) to March 31, 2006. Net loss per share was decreased by $0.16 per share to $0.99 per share for the year ended March 31, 2006.

    a)  Consolidated Balance Sheet
                                              Accumulated from June 7, 1989
                                               (Date of Inception) to March
                                                        31, 2006
                                            ------------------------------------
                                            As Reported  Adjustment  As Restated
                                                  $          $            $

    Stockholder's Deficit
    Common Stock                               12,691       (5,000)      7,691
    Additional Paid-in Capital              5,544,528   (1,745,000)  3,799,528
    Deficit Accumulated During the
    Exploration Stage                      (7,204,068)   1,750,000  (5,454,068)

    b)  Consolidated Statement of Operations

                                               Accumulated from June 7, 1989
                                               (Date of Inception) to March
                                                           31, 2006
                                            ------------------------------------
                                            As Reported  Adjustment  As Restated
                                                  $          $            $

   Expenses
     Consulting                             1,958,615    (1,750,000)   208,615
   Total Expenses                           6,276,079    (1,750,000) 4,526,079
   Net Loss                                (6,543,851)    1,750,000 (4,793,851)


                                                  For the year ended March 31,
                                                                     2006
                                            ------------------------------------
                                            As Reported  Adjustment  As Restated
                                                  $          $            $

   Expenses
     Consulting                              1,786,567   (1,750,000)    36,567
   Total Expenses                            4,506,078   (1,750,000) 2,756,078
   Net Loss                                 (4,776,581)   1,750,000 (3,026,581)
   Net Loss Per Share - Basic and Diluted        (1.15)        0.16      (0.99)




      c)  Consolidated Statement of Cash Flows

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2007
(Expressed in US dollars)

10. Restatement (continued)
                                                Accumulated from June 7, 1989
                                                (Date of Inception) to March
                                                             31, 2006
                                            ------------------------------------
                                            As Reported  Adjustment  As Restated
                                                  $          $            $

   Operating Activities
   Net loss for the period                  (6,543,851)   1,750,000  (4,793,851)
        Stock-based compensation             4,080,521   (1,750,000)  2,330,521

                                                For the year ended March 31,
                                                            2006
                                            ------------------------------------
                                            As Reported  Adjustment  As Restated
                                                  $          $            $

   Operating Activities
   Net loss for the year                    (4,776,581)   1,750,000  (3,026,581)
        Stock-based compensation             3,980,521   (1,750,000)  2,230,521

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of August 2007.

                                  QUANTUM MRI, INC.


                                  By  /s/ Kelly Fielder
                                      ----------------------------------------
                                      Kelly Fielder, President, Chief
                                      Financial Officer and Principal
                                      Accounting Officer



      Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                     Title                    Date

/s/ Kelly Fielder
-------------------------
Kelly Fielder                       Director             August 9, 2007