Form 10QSB
period 2007-06-30
QUANTUM MRI, INC.
filed 2007-08-20
CIK 1123844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

                                       OR

(  )  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number 0-31357

                                QUANTUM MRI, INC.
                            ---------------------------

             Washington                                 54-0231483
     ---------------------------           -------------------------------------
     State or other jurisdiction           (I.R.S.)  Employer Identification No.
         of incorporation
                                4750 Paton Street
                   Vancouver, British Columbia, Canada V6L 2J1
                 ----------------------------------------------
                     Address of principal executive offices

                                  303-506-1633
                          ------------- -------------
               Registrant's telephone number, including area code

                                       N/A
                      ------------------------------------
                  Former address of principal executive offices

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

      Yes             X                No    ________
            ---------------

    As of August 15, 2007 the Company had 14,071,391 outstanding shares of common stock.

Quantum MRI, Inc.
 (A Development Stage Company)

June 30, 2007

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

Consolidated Statements of Operations......................................F-2

Consolidated Statements of Cash Flows......................................F-3

Notes to the Consolidated Financial Statements.............................F-4

Quantum MRI, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)



                                                           June 30,   March 31,
                                                             2007        2007
                                                               $          $
                                                          (unaudited)

ASSETS

Current Assets

Cash                                                          866         142
--------------------------------------------------------------------------------
Total Current Assets                                          866         142

Property and Equipment (Note 3)                             1,057       1,527
--------------------------------------------------------------------------------

Total Assets                                                1,923       1,669
================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

 Accounts payable                                         158,705     151,838
 Accrued liabilities                                      138,716      96,385
 Due to related parties (Notes 4(b) and (d))            1,240,753   1,189,931
 Loans payable (Note 5)                                   160,700     160,700
 Convertible notes payable (Note 6)                       303,055     303,055
--------------------------------------------------------------------------------
Total Liabilities                                       2,001,929   1,901,909
--------------------------------------------------------------------------------

Commitments and Contingencies (Notes 1 and 8)

Stockholders' Deficit

Common Stock
Authorized: 50,000,000 shares, par value $0.001
Issued: 14,071,391 shares                                  14,071      14,071

Additional Paid-in Capital                              5,427,270   5,365,240

Common Stock Subscribed (Note 7)                          125,550     125,550

Deficit Accumulated During the Development Stage       (7,566,897) (7,405,101)
--------------------------------------------------------------------------------
Total Stockholders' Deficit                            (2,000,006) (1,900,240)
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                 1,923       1,669
================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Quantum MRI, Inc
(A Development Stage Company)
Consolidated Statement of Operations
(Expressed in US dollars)
(unaudited)
                                               Accumulated From       For the
                                                 June 7, 1989       Three Month
                                              (Date of Inception)   Period Ended
                                                   to June 30,        June 30,
                                                 2007       2007        2006
                                                   $          $          $

Revenue                                         2,731           -             -
--------------------------------------------------------------------------------

Expenses

Consulting                                  1,308,768      10,194       886,766
Donated rent (Note 4(c))                      107,116       7,051         6,792
Donated services                               28,070           -             -
General and administrative                    818,344      27,572        44,637
Impairment loss on intangible asset           252,819           -             -
Management fees (Notes 4(a))                3,035,000      42,000        42,000
Product development                            92,402           -             -
Professional fees                             454,977      20,000        48,079
--------------------------------------------------------------------------------
Total Expenses                              6,094,765     106,817     1,028,274
--------------------------------------------------------------------------------
Other Expense

  Beneficial conversion feature of
    convertible notes                          66,537           -        18,183
  Imputed interest  (Notes 4(b) and 6)        515,378      54,979        47,610
  Loss on settlement of debt                  230,000           -             -
--------------------------------------------------------------------------------
Net Loss                                   (6,906,680)   (161,796)   (1,094,067)
================================================================================

Net Loss Per Share - Basic and Diluted                      (0.01)        (0.08)
================================================================================

Weighted Average Shares Outstanding                    14,071,000    13,962,000
================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Quantum MRI, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Expressed in US dollars)
(unaudited)

                                                    For the Three  For the Three
                                                    Months Ended   Months Ended
                                                    June 30, 2007  June 30, 2006
                                                           $             $

Operating Activities

Net loss for the period                                (161,796)     (1,094,067)

Adjustment to reconcile net loss to net cash
 used in operating activities:
Depreciation and amortization                               470             470
Donated rent                                              7,051           6,792
Imputed interest                                         54,979          47,610
Stock-based compensation                                      -         914,958

Changes in operating assets and liabilities:
 Accounts payable and accrued liabilities                49,198          34,626
 Due to related parties                                  45,472          16,461
--------------------------------------------------------------------------------
Net Cash Used in Operating Activities                    (4,626)        (73,150)
--------------------------------------------------------------------------------
Financing Activities

    Repayment of notes payable                                -         (25,000)
    Proceeds from notes payable                               -          25,000
    Advances from related parties                         5,350               -
--------------------------------------------------------------------------------
Net Cash Flows Provided By Financing Activities           5,350               -
--------------------------------------------------------------------------------
Increase In Cash                                            724         (73,150)

Cash - Beginning of Period                                  142          75,897
--------------------------------------------------------------------------------
Cash - End of Period                                        866           2,747
================================================================================
Non-cash Investing and Financing Activities

    Shares issued on conversion of notes payable              -         896,000
================================================================================

Supplemental Disclosures

  Interest paid                                               -               -
  Income taxes paid                                           -               -
================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2007
(Expressed in US dollars)
(unaudited)


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

    At June 30, 2007, the Company had a working capital deficit of $2,001,063 and accumulated losses of $7,566,897 since inception. The ability of the Company to continue as a going concern is dependent on its ability to emerge from the development stage with respect to its planned principal business activity, attaining profitable operations and raising additional debt and/or equity financing to fund its operations. Management's plan in this regard is to raise additional funding through private offerings and to operate MRI testing centers. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company discontinue operations.

2.       Significant Accounting Policies

(a)      Basis of Presentation

         These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and are expressed in US dollars. These consolidated financial statements include accounts of the Company and its wholly-owned subsidiary, SETI Corp. All significant intercompany transactions and balances have been eliminated. The Company's fiscal year end is March 31.
(b)      Interim Consolidated financial statements

         The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission ("SEC") Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended March 31, 2007, included in the Company's Annual Report on Form 10-KSB filed with the SEC.

         The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's consolidated financial position at June 30, 2007, and the results of its operations and cash flows for the three months ended June 30, 2007. The results of operations for the three months ended June 30, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2007
(Expressed in US dollars)
(unaudited)


2.       Significant Accounting Policies (continued)

(c)      Use of Estimates

         The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to stock-based compensation expense, deferred income tax asset valuations and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.
(d)      Cash Equivalents

         The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

(e)      Property and Equipment

         Property and equipment are stated at cost less accumulated depreciation and consist of computer hardware and office furniture. These assets are depreciated on a straight-line basis using an estimated useful life of five years.

(f)      Comprehensive Income

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. As at June 30, 2007 and 2006, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the consolidated financial statements.

(g)      Product Development Costs

         Product development costs related to the Needle-Ease(TM) technology are expensed as incurred.

(h)      Long-lived Assets

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

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2007
(Expressed in US dollars)
(unaudited)

2.   Significant Accounting Policies (continued)

    (i)  Foreign Currency Translation

         The Company's functional and reporting currency is the United States dollar. The consolidated financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

    (j)  Income Taxes

         Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

    (l)  Financial Instruments

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

    (o)  Reclassification

         Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current period's presentation.

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2007
(Expressed in US dollars)
(unaudited)

2.       Significant Accounting Policies (continued)

    (p)  Recently Issued Accounting Pronouncements

         In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

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

    (q)  Recently Adopted Accounting Pronouncements

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

         In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

         In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company's reported consolidated financial statements.

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2007
(Expressed in US dollars)
(unaudited)

2.       Significant Accounting Policies (continued)

     (q) Recently Adopted Accounting Pronouncements (continued)

         In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the consolidated financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

         In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

3.       Property and Equipment
                                                         June 30,     March 31,
                                                           2007         2007
                                         Accumulated  Net Carrying  Net Carrying
                                   Cost  Depreciation     Value         Value
                                     $          $           $             $

     Office furniture and
      computer hardware            9,391      8,334        1,057         1,527
     ---------------------------------------------------------------------------

4.   Related Party Transactions

     (a) During the three month period ended June 30, 2007, management fees of $42,000 (June 30, 2006 - $42,000) were charged to operations pursuant to executive services agreements with the President of the Company and the Vice-President of Finance.

     (b) As of June 30, 2007, the Company's President, and a company controlled by the President are owed $1,215,266 (March 31, 2007 - $1,178,520)
          relating to amounts assumed by the Company at the acquisition of SETI and subsequent advances made to the Company. These amounts have no due date and are non-interest bearing. During the three month period ended June 30, 2007, interest of $50,687 (June 30, 2006 - $43,261) has been imputed at twice prime rate and charged to operations with a corresponding credit to additional paid-in capital.

     (c) During the three month period ended June 30, 2007, the Company recognized a total of $7,051 (June 30, 2006 - $6,792) for donated rent provided by the President of the Company.

     (d) As of June 30, 2007, the Company is indebted to a Director of the Company for $25,487 (March 31, 2007 - $11,411), representing expenses paid on behalf of the Company. These amounts have no due date and are non-interest bearing. 5.

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2007
(Expressed in US dollars)
(unaudited)


5.   Loans Payable

     (a) On March 31, 2007, the Company entered into an investment agreement with an investor and received $10,700 as a loan repayable on September 1, 2007. Pursuant to the agreement, the Company will pay interest of 15% per annum. During the three month period ended June 30, 2007, the Company accrued interest of $400.

     (b) On November 17, 2006, the Company entered into an unsecured investment agreement with an investor and received $50,000 as a loan repayable on or before January 20, 2007. Pursuant to the agreement, the Company will pay interest of 12% per annum and issue the investor 2,000,000 shares of the Company's common stock. The issuance of the 2,000,000 shares of common stock was valued at $100,000 and recorded as stock-based compensation and common stock subscribed. During the three month period ended June 30, 2007, the Company accrued interest of $1,496. At June 30, 2007, the loan remains unpaid and the 2,000,000 shares have not been issued. Refer to Note 7(a).

     (c) On May 22, 2006, the Company entered into an unsecured investment agreement with an investor and received $25,000 as a loan repayable on July 22, 2006. Pursuant to the agreement, the Company will pay interest of 15% per annum and issue the investor 35,000 restricted shares of the Company's common stock and a warrant to purchase 35,000 restricted shares of the Company's common stock at a price of $0.30 per share until May 22, 2008. During the three month period ended June 30, 2007, the Company accrued interest of $935 and no warrants were exercised. The loan was not repaid on July 22, 2006 and remains outstanding. Refer to Note 7(b).

     (d) On March 6, 2006, the Company entered into three unsecured investment agreements with investors to receive loans totalling $75,000, repayable on May 6, 2006. Pursuant to the agreements, the Company will pay interest of $15,000 and issue the investors 180,000 shares of the Company's common stock and warrants to purchase 180,000 restricted shares of the Company's common stock at a price of $0.30 per share until May 6, 2007. At June 30, 2007, the Company accrued interest of $15,000 and no warrants were exercised. The loans were not repaid on May 6, 2006, and remain outstanding. Under the terms of the notes, additional interest of $2,500 is charged for each 30 day period or fraction of 30 day period where the repayment of the principal amounts are past due. At June 30, 2007, the Company had accrued additional interest penalties of $35,000 based on non-payment of the principal portions of the notes payable. Refer to Note 7(c).

6.   Convertible Notes Payable

     On November 16, 2005, the Company entered into an Exchange Agreement with the holder of all of the Company's outstanding notes payable (the "Creditor"). Under the terms of the agreement, the Creditor agreed to return for cancellation the 64,950 shares of common stock previously received on settlement of promissory notes in exchange for three new convertible notes in the aggregate principal amount of $292,275. The notes matured on December 17, 2005 ($100,000), January 15, 2006 ($100,000) and
     March 15, 2006 ($92,275). The Creditor also agreed to cancel the prior outstanding promissory notes totalling $85,780 in exchange for a new convertible note for $85,780 that matured on June 15, 2006. The Company also issued a new convertible note for cash proceeds of $35,000 that matures on August 15, 2006. All notes bear interest at 5.5% per annum. The principal and accrued interest on the promissory notes may be converted into shares of the Company's common stock at the Conversion Price at the option of the holder. The Conversion Price is 90% of average closing bid price of the Company's common stock for the 30 trading days preceding the conversion. During the year ended March 31, 2006, the creditor agreed to waive interest on all outstanding notes.

     In accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company recognized the value of the embedded beneficial conversion feature of $45,895 as additional paid-in capital as the debt was issued with an intrinsic value conversion feature. At March 31, 2006, the Company recognized $40,503 as interest expense which increased the carrying value of the promissory notes to $121,883. The Company recognized $5,392 as interest expense during the fiscal year ending March 31, 2007 and repaid $10,000 of principal payments, decreasing the carrying value of the promissory notes to the face value of $117,275. During the three months ended June 30, 2007, interest of $4,292 (2006 - $4,349) was treated as imputed at 5.5% per annum.

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2007
(Expressed in US dollars)
(unaudited)

6.   Convertible Notes Payable (continued)

     On January 26, 2006, the Company entered into a Note Conversion Agreement ("the Agreement") with the holder of the convertible promissory notes (the "Creditor"). Under the terms of the agreement, the Creditor agreed to convert the promissory note with a principal of $100,000 and a maturity date of December 17, 2005 into 1,000,000 shares of common stock. The Creditor will dispose of the shares in the market up to a maximum of 50,000 shares per week and, prior to March 31, 2006, at no less than $0.40 per share without the consent of the Company. All proceeds received by the Creditor to March 31, 2006 will reduce the amounts owed by the Company under the promissory notes. Any shares remaining at March 31, 2006 can be returned to the Company or retained by the Creditor. If shares are returned to the Company, a new promissory note will be issued for the balance of principal remaining after any reduction applied for proceeds from the sale of common stock. If shares are retained by the Creditor, the shares will be valued at 90% of the average closing price of the Company's common stock for the 30 trading days preceding March 31, 2006 (the "Calculated Value"). The Calculated Value will then be applied against amounts owing under any of the notes unpaid at March 31, 2006. If the Calculated Value of the shares exceeds $100,000 plus the aggregate amounts payable under the remaining unpaid notes (the "Remaining Value"), then the Creditor will return to the Company that number of shares determined by dividing the Remaining Value by the average closing price of the Company's common stock for the 30 trading days preceding March 31, 2006. During the period three month ended June 30, 2007, the Agreement was amended to extend the deadline to September 30, 2007.

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

     (c) On March 6, 2006, the Company agreed to issue 180,000 shares of the Company's common stock with a fair value of $90,000 and warrants to purchase 180,000 shares at $0.30 per share with a fair value of $63,294 pursuant to three investment agreements. During the year ended March 31, 2006, the total fair value of $153,294 was charged to interest expense with a corresponding credit of $63,294 to additional paid-in capital and $90,000 to common stock subscribed. During the year ended March 31, 2007, a shareholder transferred the 180,000 shares of the Company's common stock on behalf of the Company in consideration for a convertible note. Refer to Note 5(d).

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2007
(Expressed in US dollars)
(unaudited)

7.       Common Stock (continued)


     The following table summarizes the continuity of the Company's warrants:

                                                                    Weighted
                                                     Number of       average
                                                  split-adjusted  exercise price
                                                      shares            $

     Balance, March 31, 2007                          285,000          0.32
     Expired                                         (180,000)         0.30
                                                  -----------------------------
     Balance, June 30, 2007                           105,000          0.37
                                                  =============================

     At June 30, 2007, the following share purchase warrants were outstanding:

            Number of Shares          Exercise Price          Expiry Date
     --------------------------------------------------------------------------

                 35,000                   $0.50             January 8, 2008
                 35,000                   $0.30              April 10, 2008
                 35,000                   $0.30                May 22, 2008

8.   Commitments and Contingencies

     (a)  On  April  4,  2006,  the  Company   entered  into  a  Standby  Equity
          Distribution   Agreement   with  a  venture   capital   company   (the
          "Purchaser"). Under the terms of the Agreement, the Purchaser will purchase up to $5,000,000 of the Company's common stock over a period of 24 months at 95% of the Market Price subsequent to effective registration of the Company's common stock. The Market Price is the lowest daily closing bid price of the Company's common stock for a minimum of five trading days between advances. The amount of the advances will be at the discretion of the Company up to $100,000 per advance, with a minimum of five trading days between advances. Upon closing of the transaction, the Company will issue $200,000 worth of common stock or cash, issue a warrant to purchase 350,000 shares of common stock at an exercise price of $0.01 per share for a period of five years, and a warrant to purchase 1,500,000 shares of common stock at an exercise price of $0.25 per share for a period of five years. At June 30, 2007, no shares or warrants had been issued.

     (b) On March 1, 2006, the Company entered into an employment agreement with the Company's Vice-President of Finance. Under the terms of the employment agreement, the Company must pay $4,000 per month for an initial term of eight months, and grant options to acquire 300,000 shares of common stock. During the three month period ended June 30, 2007, $12,000 was charged to operations. At June 30, 2007, the Company had not granted any options.

     (c) On November 1, 2005, the Company entered into an employment agreement with the Company's Chief Executive Officer. Under the terms of the employment agreement, the Company must pay $120,000 per annum for the period from April 1, 2006 to March 31, 2008. This employment agreement extends the terms of the previous employment agreement, which expires on March 31, 2008. During the three month period ended June 30, 2007, $30,000 was charged to operations.

     (d) A claim has been asserted against the Company, its subsidiary and President alleging that the Company and/or its President are liable to for a loan in the amount of approximately $250,000, and that there was a failure to deliver approximately 53,333 split-adjusted shares of the Company's common stock which were to be held as security for the loan. The Company intends to vigorously defend itself in this matter and management feels it has meritorious defenses. This action is in a very preliminary stage and it is not possible to determine the probable outcome. The accompanying consolidated financial statements do not include any provision for possible loss.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

     The Company has been inactive since 2005. As of August 15, 2007 the Company did not have any full time employees. The Company's officers devote only a minimal amount of time to the Company business.

     During the twelve months ended March 31, 2007 and the three months ended June 30, 2007 the Company did not have any revenues.

     An investment in the Company's securities should only be considered by persons who can afford a complete loss of their investment. The Company has been inactive since 2005. As of June 30, 2007, the Company had assets of $1,923, liabilities of $2,001,929, a working capital deficit of $2,001,063 and an accumulated deficit of $7,566,897. There has been virtually no trading activity in the Company's common stock.

     The Company's auditors have issued a going concern opinion for the year ended March 31, 2007. This means that there is substantial doubt that the Company can continue as an ongoing business for the next twelve months. The financial statements do not contain any adjustments that might result from the uncertainty about the Company's ability to continue its business. As such, the Company may have to cease operations and you could lose your investment.

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

     The Company does not have any bank lines of credit, or any other traditional financing arrangements. The Company will attempt to obtain the capital it may require through the private sale of its common stock or from borrowings from private lenders. There can be no assurance that the Company will be successful in obtaining the capital which it may need. An investment in the Company's securities should only be considered by persons who can afford a complete loss of their investment.

ITEM 3. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of members of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the U.S. Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, the Company's disclosure controls and procedures, related to internal control over financial reporting and the recording of certain equity transactions, were not effective in light of the material weaknesses described below.

      The Company was advised by Manning Elliott LLP, its independent auditors, that during their review of the Company's financial statements for the fiscal period ended June 30, 2007, they identified "material weaknesses" in the Company's internal controls as defined in Statement on Auditing Standards No. 112, "Communicating Internal Control Related Matters Identified in an Audit" ("SAS 112"). The material weaknesses are described below:

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

                                     PART II
                                OTHER INFORMATION


Item 6.  Exhibits

(a)   Exhibits

            Number        Exhibit

            31            Rule 13a-14(a) Certifications

            32            Section 1350 Certifications

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 20, 2007.

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