Form 10QSB
period 2007-09-30
QUANTUM MRI, INC.
filed 2007-11-19
CIK 1123844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

                                       OR

(  )  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

                         Commission File Number 0-31357

                                QUANTUM MRI, INC.

           Washington                                     54-0231483
------------------------------------               --------------------------
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

                                       N/A
                            ------------------------
                  Former address of principal executive offices

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

      Yes             X                No    ________
            ---------------

   As of November 15, 2007 the Company had 14,071,391 outstanding shares of common stock.

Quantum MRI, Inc.
 (A Development Stage Company)

September 30, 2007

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

Consolidated Statements of Operations......................................F-2

Consolidated Statements of Cash Flows......................................F-3

Notes to the Consolidated Financial Statements.............................F-4

Quantum MRI, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)


                                                     September 30,    March 31,
                                                         2007           2007
                                                         $               $
                                                     (unaudited)

ASSETS

Current Assets

Cash                                                     12,764          142
                                                     ----------       ------

Total Current Assets                                     12,764          142

Property and Equipment (Note 3)                             588        1,527
                                                     ----------       ------

Total Assets                                             13,352        1,669
                                                     ==========       ======


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

 Accounts payable                                       206,419      151,838
 Accrued liabilities                                    141,078       96,385
 Due to related parties (Notes 4(b) and (d))          1,286,739    1,189,931
 Loans payable (Note 5)                                 160,700      160,700
 Convertible notes payable (Note 6)                     303,055      303,055
                                                     ----------       ------

Total Liabilities                                     2,097,991    1,901,909
                                                     ----------       ------

Commitments and Contingencies (Notes 1 and 8)

Stockholders' Deficit

Common Stock
Authorized: 50,000,000 shares, par value $0.001
Issued: 14,071,391 shares                                14,071       14,071

Additional Paid-in Capital                            5,490,700    5,365,240

Common Stock Subscribed (Note 7)                        125,550      125,550

Deficit Accumulated During the Development Stage     (7,714,960)  (7,405,101)
                                                     ----------   ----------

Total Stockholders' Deficit                          (2,084,639)  (1,900,240)
                                                     ----------   ----------

Total Liabilities and Stockholders' Deficit              13,352        1,669
                                                     ==========   ==========


   The accompanying notes are an integral part of these financial statements.

Quantum MRI, Inc
(A Development Stage Company)
Consolidated Statement of Operations
(Expressed in US dollars)
(unaudited)

                             Accumulated From
                                 June 7, 1989        For the              For the
                                  (Date of         Three Month           Six Month
                                 Inception)       Period Ended         Period Ended
                              to September 30,    September 30,        September 30,
                                    2007         2007       2006      2007       2006
                                     $            $          $          $         $


Revenue                            2,731            -          -          -          -
---------------------------------------------------------------------------------------
Expenses

Consulting                      1,319,821      11,053      9,370    21,247    896,136
Donated rent (Note 4(c))          114,446       7,330      6,668    14,381     13,460
Donated services                   28,070           -          -         -          -
General and administrative        839,206      20,862     20,940    48,434     65,578
Impairment  loss on  intangible
asset                             252,819           -          -         -          -
Management fees (Notes 4(a))    3,077,000      42,000     42,000    84,000     84,000
Product development                92,402           -          -         -          -
Professional fees                 465,695      10,718     11,555    30,718     59,634
-----------------------------------------------------------------------------------------
Total Expenses                  6,189,459      91,963     90,533   198,780   1,118,808
-----------------------------------------------------------------------------------------
Other Expense

 Beneficial conversion feature
   of convertible notes            66,537           -      7,851         -     26,034
 Imputed  interest  (Notes 4(b)
   and 6)                         571,479      56,101     50,221   111,079     97,830
 Loss on settlement of debt       230,000           -          -         -          -
-----------------------------------------------------------------------------------------
Net Loss                       (7,054,744)   (148,064)  (148,605) (309,859) (1,242,672)
=========================================================================================
Net Loss Per Share - Basic and
    Diluted                                     (0.01)     (0.01)    (0.02)      (0.09)
=========================================================================================


Weighted Average Shares                       4,071,000             4,071,000
Outstanding                                  1          14,071,000 1         14,017,000
=========================================================================================


   The accompanying notes are an integral part of these financial statements.

Quantum MRI, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Expressed in US dollars)
(unaudited)

                                                    For the Six     For the Six
                                                   Months Ended    Months Ended
                                                   September 30,   September 30,
                                                       2007            2006
                                                         $               $
Operating Activities
Net loss for the period                               (309,859)    (1,242,672)

Adjustment to reconcile net loss to net cash
  used in operating activities:
Beneficial conversion feature of convertible notes           -         26,034
Depreciation and amortization                              939            939
Donated services and rent                               14,381         13,461
Imputed interest                                       111,079         97,830
Stock-based compensation                                     -        896,774

Changes in operating assets and liabilities:
 Accounts payable and accrued liabilities               99,274         77,249
 Due  from related parties                              91,458         54,517
                                                   -----------      ----------

Net Cash Provided by (Used in) Operating
Activities                                               7,272        (75,868)
                                                   -----------      ----------
Financing Activities

   Repayment of notes payable                                -        (25,000)
   Proceeds from notes payable                               -         25,000
   Advances from related parties                         5,350              -
                                                   -----------      ----------

Net Cash Flows Provided By Financing Activities          5,350              -
                                                   -----------      ----------
Decrease In Cash                                        12,622        (75,868)

Cash - Beginning of Period                                 142         75,897
                                                   -----------      ----------
Cash - End of Period                                    12,764             29
                                                   ===========      ==========
Non-cash Investing and Financing Activities

   Shares issued on conversion of notes payable              -        896,000
                                                   ===========      ==========

Supplemental Disclosures

   Interest paid                                             -              -
   Income taxes paid                                         -              -


   The accompanying notes are an integral part of these financial statements.

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2007
(Expressed in US dollars)
(unaudited)

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

   At September 30, 2007, the Company had a working capital deficit of $2,085,227 and accumulated losses of $7,714,960 since inception. The ability of the Company to continue as a going concern is dependent on its ability to emerge from the development stage with respect to its planned principal business activity, attaining profitable operations and raising additional debt and/or equity financing to fund its operations. Management's plan in this regard is to raise additional funding through private offerings and to operate MRI testing centers. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company discontinue operations.

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

(b)   Interim Financial Statements

      The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission ("SEC") Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended March 31, 2007, included in the Company's Annual Report on Form 10-KSB filed with the SEC.

      The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's consolidated financial position at September 30, 2007, and the results of its operations and cash flows for the six months ended September 30, 2007. The results of operations for the six months ended September 30, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2007
(Expressed in US dollars)
(unaudited)


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

(f)   Comprehensive Income

      SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at September 30, 2007 and 2006, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

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

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2007
(Expressed in US dollars)
(unaudited)


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

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2007
(Expressed in US dollars)
(unaudited)


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

(p) Recently Issued Accounting Pronouncements (continued)

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

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2007
(Expressed in US dollars)
(unaudited)


2. Significant Accounting Policies (continued)


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

3. Property and Equipment
                                                        September 30,  March 31,
                                                          2007 Net     2007 Net
                                            Accumulated   Carrying     Carrying
                                    Cost   Depreciation     Value        Value
                                     $          $             $            $

   Office  furniture and
    computer hardware              9,391       8,803          588        1,527
   ----------------------------------------------------------------------------

4.    Related Party Transactions

(a) During the six month period ended September 30, 2007, management fees of $84,000 (2006 - $84,000) were charged to operations pursuant to executive services agreements with the President of the Company and the Vice-President of Finance.

(b) As of September 30, 2007, the Company's President, and a company controlled by the President are owed $1,261,252 (March 31, 2007 - $1,178,520) relating to amounts assumed by the Company at the acquisition of SETI and subsequent advances made to the Company. These amounts have no due date and are non-interest bearing. During the six month period ended September 30, 2007, interest of $102,447 (2006 - $89,141) has been imputed at twice prime rate and charged to operations with a corresponding credit to additional paid-in capital.

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2007
(Expressed in US dollars)
(unaudited)


4.    Related Party Transactions (continued)

(c) During the six month period ended September 30, 2007, the Company recognized a total of $14,381 (2006 - $13,460) for donated rent provided by the President of the Company.

(d) As of September 30, 2007, the Company is indebted to a Director of the Company for $25,487 (March 31, 2007 - $11,411), representing expenses paid on behalf of the Company. These amounts have no due date and are non-interest bearing.

5.    Loans Payable

(a) On March 31, 2007, the Company entered into an investment agreement with an investor and received $10,700 as a loan repayable on September 1, 2007. Pursuant to the agreement, the Company will pay interest of 15% per annum. During the six month period ended September 30, 2007, the Company accrued interest of $805.

(b) On November 17, 2006, the Company entered into an unsecured investment agreement with an investor and received $50,000 as a loan repayable on or before January 20, 2007. Pursuant to the agreement, the Company will pay interest of 12% per annum and issue the investor 2,000,000 shares of the Company's common stock. The issuance of the 2,000,000 shares of common stock was valued at $100,000 and recorded as stock-based compensation and common stock subscribed. During the six month period ended September 30, 2007, the Company accrued interest of $3,008. At September 30, 2007, the loan remains unpaid and the 2,000,000 shares have not been issued. Refer to
     Note 7(a).

(c) On May 22, 2006, the Company entered into an unsecured investment agreement with an investor and received $25,000 as a loan repayable on July 22, 2006. Pursuant to the agreement, the Company will pay interest of 15% per annum and issue the investor 35,000 restricted shares of the Company's common stock and a warrant to purchase 35,000 restricted shares of the Company's common stock at a price of $0.30 per share until May 22, 2008. During the six month period ended September 30, 2007, the Company accrued interest of $1,880 and no warrants were exercised. The loan was not repaid on July 22, 2006 and remains outstanding. Refer to Note 7(b).

(d) On March 6, 2006, the Company entered into three unsecured investment agreements with investors to receive loans totalling $75,000, repayable on May 6, 2006. Pursuant to the agreements, the Company will pay interest of $15,000 and issue the investors 180,000 shares of the Company's common stock and warrants to purchase 180,000 restricted shares of the Company's common stock at a price of $0.30 per share until May 6, 2007. At September 30, 2007, the Company accrued interest of $15,000 and no warrants were exercised. The loans were not repaid on May 6, 2006, and remain outstanding. Under the terms of the notes, additional interest of $2,500 is charged for each 30 day period or fraction of 30 day period where the repayment of the principal amounts are past due. At September 30, 2007, the Company had accrued additional interest penalties of $42,500 based on non-payment of the principal portions of the notes payable. Refer to Note 7(c).

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

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2007
(Expressed in US dollars)
(unaudited)


6. Convertible Notes Payable (continued)

   In accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company recognized the value of the embedded beneficial conversion feature of $45,895 as additional paid-in capital as the debt was issued with an intrinsic value conversion feature. At March 31, 2006, the Company recognized $40,503 as interest expense which increased the carrying value of the promissory notes to $121,883. The Company recognized $5,392 as interest expense during the fiscal year ending March 31, 2007 and repaid $10,000 of principal payments, decreasing the carrying value of the promissory notes to the face value of $117,275. During the six months ended September 30, 2007, interest of $8,633 (2006 - $8,689) was treated as imputed at 5.5% per annum.

    On January 26, 2006, the Company entered into a Note Conversion Agreement ("the Agreement") with the holder of the convertible promissory notes (the "Creditor"). Under the terms of the agreement, the Creditor agreed to convert the promissory note with a principal of $100,000 and a maturity date of December 17, 2005 into 1,000,000 shares of common stock. The Creditor will dispose of the shares in the market up to a maximum of 50,000 shares per week and, prior to March 31, 2006, at no less than $0.40 per share without the consent of the Company. All proceeds received by the Creditor to March 31, 2006 will reduce the amounts owed by the Company under the promissory notes. Any shares remaining at March 31, 2006 can be returned to the Company or retained by the Creditor. If shares are returned to the Company, a new promissory note will be issued for the balance of principal remaining after any reduction applied for proceeds from the sale of common stock. If shares are retained by the Creditor, the shares will be valued at 90% of the average closing price of the Company's common stock for the 30 trading days preceding March 31, 2006 (the "Calculated Value"). The Calculated Value will then be applied against amounts owing under any of the notes unpaid at March 31, 2006. If the Calculated Value of the shares exceeds $100,000 plus the aggregate amounts payable under the remaining unpaid notes (the "Remaining Value"), then the Creditor will return to the Company that number of shares determined by dividing the Remaining Value by the average closing price of the Company's common stock for the 30 trading days preceding March 31, 2006. During the period six month ended September 30, 2007, the Agreement was amended to extend the deadline to March 31, 2008.

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

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2007
(Expressed in US dollars)
(unaudited)


7.    Common Stock (continued)

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

   The following table summarizes the continuity of the Company's warrants:

                                                       Weighted
                                                        average
                                        Number of      exercise
                                      split-adjusted     price
                                          shares           $

   Balance, March 31, 2007                285,000         0.32
   Expired                               (180,000)        0.30
                                      ------------   ----------
   Balance, September 30, 2007            105,000         0.37
                                      ============   ==========

   At September 30, 2007, the following share purchase warrants were outstanding:

     Number of Shares     Exercise Price       Expiry Date
   ------------------------------------------------------------

          35,000               $0.50         January 8, 2008
          35,000               $0.30         April 10, 2008
          35,000               $0.30          May 22, 2008



8.    Commitments and Contingencies

(a) On April 4, 2006, the Company entered into a Standby Equity Distribution Agreement with a venture capital company (the "Purchaser"). Under the terms of the Agreement, the Purchaser will purchase up to $5,000,000 of the Company's common stock over a period of 24 months at 95% of the Market Price subsequent to effective registration of the Company's common stock. The Market Price is the lowest daily closing bid price of the Company's common stock for a minimum of five trading days between advances. The amount of the advances will be at the discretion of the Company up to $100,000 per advance, with a minimum of five trading days between advances. Upon closing of the transaction, the Company will issue $200,000 worth of common stock or cash, issue a warrant to purchase 350,000 shares of common stock at an exercise price of $0.01 per share for a period of five years, and a warrant to purchase 1,500,000 shares of common stock at an exercise price of $0.25 per share for a period of five years. At September 30, 2007, no shares or warrants had been issued.

(b) On March 1, 2006, the Company entered into an employment agreement with the Company's Vice-President of Finance. Under the terms of the employment agreement, the Company must pay $4,000 per month for an initial term of eight months, and grant options to acquire 300,000 shares of common stock. During the three month period ended September 30, 2007, $12,000 was charged to operations. At September 30, 2007, the Company had not granted any options.

(c) On November 1, 2005, the Company entered into an employment agreement with the Company's Chief Executive Officer. Under the terms of the employment agreement, the Company must pay $120,000 per annum for the period from April 1, 2006 to March 31, 2008. This employment agreement extends the terms of the previous employment agreement, which expires on March 31, 2008. During the six month period ended September 30, 2007, $60,000 was charged to operations.

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2007
(Expressed in US dollars)
(unaudited)


8.    Commitments and Contingencies (continued)

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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

      The Company has been inactive since 2005. As of November 15, 2007 the Company did not have any full time employees. The Company's officers devote only a minimal amount of time to the Company business.

      During the twelve months ended March 31, 2007 and the six months ended September 30, 2007 the Company did not have any revenues.

     An investment in the Company's securities should only be considered by persons who can afford a complete loss of their investment. The Company has been inactive since 2005. As of September 30, 2007, the Company had assets of $13,352 liabilities of $2,097,991, a working capital deficit of $(2,085,227) and an accumulated deficit of $(7,714,960). There has been virtually no trading activity in the Company's common stock.

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

ITEM 3. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of members of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the U.S. Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, the Company's disclosure controls and procedures, related to internal control over financial reporting and the recording of certain equity transactions, were not effective in light of the material weaknesses described below.

      The Company was advised by Manning Elliott LLP, its independent auditors, that during their review of the Company's financial statements for the fiscal period ended September 30, 2007, they identified "material weaknesses" in the Company's internal controls as defined in Statement on Auditing Standards No. 112, "Communicating Internal Control Related Matters Identified in an Audit" ("SAS 112"). The material weaknesses are described below:

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

                                     PART II
                                OTHER INFORMATION


Item 6.     Exhibits

(a)   Exhibits

            Number        Exhibit
            ------        -------

            31            Rule 13a-14(a) Certifications

            32            Section 1350 Certifications

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 19, 2007.

                                          QUANTUM MRI, INC.



                                      By:  /s/ Kelly Fielder
                                          ------------------------------
                                          Kelly Fielder, President and Principal
                                          Financial and Accounting Officer