Form 10QSB
period 2007-12-31
QUANTUM MRI, INC.
filed 2008-02-19
CIK 1123844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

                                             OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

                         Commission File Number 0-31357

                                QUANTUM MRI, INC.

          Washington                                    54-0231483
----------------------------------------            ----------------------
State or other jurisdiction of incorporation        (I.R.S.) Employer
                                                     Identification No.

                                4750 Paton Street
                   Vancouver, British Columbia, Canada V6L 2J1
                       ----------------------------------
                     Address of principal executive offices

                                  303-506-1633
                       ----------------------------------
               Registrant's telephone number, including area code

                                       N/A
                       ---------------------------------
                  Former address of principal executive offices

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days. Yes ____X_____ No __________

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]     Accelerated filer [  ]

      Non-accelerated filer   [  ]     Smaller reporting company  [X]
     (Do not check if a smaller
         reporting company)

Indicate by check mark whether the  Registrant is a shell company (as defined in
Exchange Act Rule 12b-2 of the Exchange Act).    Yes X    No ___

As of February 19, 2008 the Company had 14,071,391 outstanding shares of common stock.

Quantum MRI, Inc.
(A Development Stage Company)

December 31, 2007

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

Consolidated Statements of Operations......................................F-2

Consolidated Statements of Cash Flows......................................F-3

Notes to the Consolidated Financial Statements.............................F-4

Quantum MRI, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)


                                                      December 31,   March 31,
                                                         2007          2007
                                                     (unaudited)

ASSETS

Current Assets
Cash                                                  $       45   $      142
-------------------------------------------------------------------------------
Total Current Assets                                          45          142

Property and Equipment (Note 3)                              118        1,527
-------------------------------------------------------------------------------
Total Assets                                          $      163   $    1,669
===============================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

 Accounts payable                                    $   190,264   $  151,838
 Accrued liabilities                                     180,574       96,385
 Due to related parties (Notes 4(b) and (d))           1,340,697    1,189,931
 Loans payable (Note 5)                                  160,700      160,700
 Convertible notes payable (Note 6)                      303,055      303,055
-------------------------------------------------------------------------------
Total Liabilities                                    $ 2,175,290   $1,901,909
-------------------------------------------------------------------------------

Commitments and Contingencies (Notes 1 and 8)

Stockholders' Deficit

Common Stock
Authorized: 50,000,000 shares, par value $0.001
Issued: 14,071,391 shares                           $     14,071  $    14,071

Additional Paid-in Capital                             5,555,818    5,365,240

Common Stock Subscribed (Note 7)                         125,550      125,550

Deficit Accumulated During the Development Stage      (7,870,566)  (7,405,101)
-------------------------------------------------------------------------------
Total Stockholders' Deficit                           (2,175,127)  (1,900,240)
-------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit         $        163  $     1,669
===============================================================================

The accompanying notes are an integral part of these financial statements.

Quantum MRI, Inc
(A Development Stage Company)
Consolidated Statement of Operations
(Expressed in US dollars)
(unaudited)

                                Accumulated
                                   From
                                June 7, 1989        For the              For the
                                 (Date of         Three Month           Nine Month
                               Inception) to     Period Ended          Period Ended
                                December 31,      December 31,          December 31,
                                   2007         2007        2006      2007       2006
                                     $            $          $          $         $


Revenue                              2,731           -         -          -          -
--------------------------------------------------------------------------------------

Expenses

Consulting                      1,330,525      10,704      9,010    31,951    905,146
Donated rent (Note 4(c))          121,945       7,500      6,591    21,881     20,051
Donated services                   28,070           -          -         -          -
General and administrative        854,999      15,793    109,020    64,227    174,598
Impairment  loss on  intangible
asset                             252,819           -          -         -          -
Management fees (Note 4(a))     3,119,000      42,000     42,000   126,000    126,000
Product development                92,402           -          -         -          -
Professional fees                 487,687      21,992      8,889    52,710     68,523
-------------------------------------------------------------------------------------

Total Expenses                  6,287,447      97,989    175,510   296,769   1,294,318
--------------------------------------------------------------------------------------

Net Loss From Operations       (6,284,716)    (97,989)  (175,510)  (296,769) (1,294,318)
---------------------------------------------------------------------------------------
Other Expense

 Beneficial conversion feature
of
 convertible notes                 66,537           -          -          -     26,034
 Imputed  interest  (Notes 4(b)
    and 6)                        629,097      57,618     51,587    168,697    149,417
 Loss on settlement of debt       230,000           -          -          -          -
--------------------------------------------------------------------------------------

Total Other Expense               925,634      57,618     51,587    168,697    175,451
--------------------------------------------------------------------------------------

Net Loss                       (7,210,350)   (155,607)  (227,097)  (465,466)(1,469,769)
======================================================================================

Net Loss Per Share - Basic and
    Diluted                                     (0.01)     (0.02)     (0.03)     (0.10)
======================================================================================

Weighted Average Shares                    14,071,000 14,071,000  14,071,000  14,035,000
========================================================================================

   The accompanying notes are an integral part of these financial statements.

Quantum MRI, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Expressed in US dollars)
(unaudited)

                                                        For the       For the
                                                      Nine Months    Nine Months
                                                         Ended         Ended
                                                      December 31,  December 31,
                                                          2007          2006
                                                           $              $
Operating Activities

Net loss for the period                                (465,466)    (1,469,769)

Adjustment to reconcile net loss to net cash
used in operating activities:
Beneficial conversion feature of convertible notes            -         26,034
Depreciation and amortization                             1,410          1,409
Donated services and rent                                21,881         20,051
Imputed interest                                        168,698        149,417
Stock-based compensation                                      -        996,774

Changes in operating assets and liabilities:
 Accounts payable and accrued liabilities               122,615         75,267
 Due  from related parties                              145,415         85,320
-------------------------------------------------------------------------------

Net Cash Used in Operating Activities                    (5,447)      (115,497)
-------------------------------------------------------------------------------
Financing Activities

   Proceeds from loans payable                                -         75,000
   Repayment of loans payable                                 -        (25,000)
   Repayment of convertible notes payable                     -        (10,000)
   Advances from related parties                          5,350              -
-------------------------------------------------------------------------------
Net Cash Flows Provided By Financing Activities           5,350         40,000
-------------------------------------------------------------------------------
Decrease In Cash                                            (97)       (75,497)

Cash - Beginning of Period                                  142         75,897
-------------------------------------------------------------------------------
Cash - End of Period                                         45           400
===============================================================================

Non-cash Investing and Financing Activities

   Shares issued on conversion of notes payable               -        896,000
===============================================================================

Supplemental Disclosures

   Interest paid                                              -              -
  Income taxes paid                                           -              -
===============================================================================

   The accompanying notes are an integral part of these financial statements.

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007
(Expressed in US dollars)
(Unaudited)

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

     At December 31, 2007, the Company had a working capital deficit of $2,175,245 and accumulated losses of $7,870,566 since inception. The ability of the Company to continue as a going concern is dependent on its ability to emerge from the development stage with respect to its planned principal business activity, attaining profitable operations and raising additional debt and/or equity financing to fund its operations. Management's plan in this regard is to raise additional funding through private offerings and to operate MRI testing centers. These factors raise substantial doubt about the Company's ability to continue as a going
     concern.   The  consolidated   financial  statements  do  not  include  any
     adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company discontinue operations.

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007
(Expressed in US dollars)
(Unaudited)

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

(b)  Interim Financial Statements

     The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission ("SEC") Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended March 31, 2007, included in the Company's Annual Report on Form 10-KSB filed with the SEC on August 13, 2007.

     The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's consolidated financial position at December 31, 2007, and the results of its operations and cash flows for the nine months ended December 31, 2007. The results of operations for the nine months ended December 31, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

(c)  Use of Estimates

     The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to stock-based compensation expense, deferred income tax asset valuations and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007
(Expressed in US dollars)
(Unaudited)

2. Significant Accounting Policies (continued)

(c)  Use of Estimates (cont'd)

     for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

(f)  Comprehensive Income

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at December 31, 2007 and 2006, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

(g)  Product Development Costs

     Product development costs related to the Needle-Ease(TM) technology are expensed as incurred.

(h)  Long-lived Assets

     In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007
(Expressed in US dollars)
(Unaudited)

2. Significant Accounting Policies (continued)

(h)  Long-lived Assets (cont'd)

     the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

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

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007
(Expressed in US dollars)
(Unaudited)

2. Significant Accounting Policies (continued)

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

(n)  Basic and Diluted Net Income (Loss) per Share

     The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share", which requires presentation of both basic and diluted earnings per shares (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. Quantum MRI, Inc. (A Development Stage Company) Notes to the Consolidated Financial Statements December 31, 2007 (Expressed in US dollars) (Unaudited)

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007
(Expressed in US dollars)
(Unaudited)

2. Significant Accounting Policies (continued)

(o)  Reclassification

     Certain reclassifications have been made to the prior year's financial statements to conform to the current period's presentation.

(p)  Recently Issued Accounting Pronouncements

     In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, "Business Combinations". This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

     In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements Liabilities -an Amendment of ARB No. 51". This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007
(Expressed in US dollars)
(Unaudited)

2. Significant Accounting Policies (continued)

(p)  Recently Issued Accounting Pronouncements (continued)

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

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007
(Expressed in US dollars)
(Unaudited)

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

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007
(Expressed in US dollars)
(Unaudited)

3. Property and Equipment

                                                         December 31,
                                                             2007         March 31,
                                                         Net Carrying       2007
                                           Accumulated      Value       Net Carrying
                                    Cost   Depreciation       $            Value
                                      $        $          (unaudited)         $
                                    -------------------------------------------------
   Office  furniture and computer
   hardware                         9,391      9,273           118           1,527
   ----------------------------------------------------------------------------------

4. Related Party Transactions

     (a) During the nine month period ended December 31, 2007, management fees of $126,000 (December 31, 2006 - $126,000) were charged to operations pursuant to executive services agreements with the President of the Company and the Vice-President of Finance.

     (b) As of December 31, 2007, the Company's President, and a company controlled by the President are owed $1,281,062 (March 31, 2007 - $1,178,520) relating to amounts assumed by the Company at the acquisition of SETI and subsequent advances made to the Company. These amounts are unsecured, non-interest bearing, and are due on demand. During the nine month period ended December 31, 2007, interest of $155,725 (December 31, 2006 - $149,417) has been imputed at twice prime rate and charged to operations with a corresponding credit to additional paid-in capital.

     (c) During the nine month period ended December 31, 2007, the Company recognized a total of $21,881 (December 31, 2006 - $20,051) for donated rent provided by the President of the Company.

     (d) As of December 31, 2007, the Company is indebted to a Director of the Company for $59,635 (March 31, 2007 - $11,411), representing expenses paid on behalf of the Company. These amounts are unsecured, non-interest bearing, and are due on demand.

5. Loans Payable

     (a) On March 31, 2007, the Company entered into an investment agreement with an investor and received $10,700 as a loan repayable on September 1, 2007. Pursuant to the agreement, the Company will pay interest of 15% per annum. During the nine month period ended December 31, 2007, the Company accrued interest of $1,209.

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007
(Expressed in US dollars)
(Unaudited)

5. Loans Payable (cont'd)

     (b) On November 17, 2006, the Company entered into an unsecured investment agreement with an investor and received $50,000 as a loan repayable on or before January 20, 2007. Pursuant to the agreement, the Company will pay interest of 12% per annum and issue the investor 2,000,000 shares of the Company's common stock. The issuance of the 2,000,000 shares of common stock was valued at $100,000 and recorded as stock-based compensation and common stock subscribed. During the nine month period ended December 31, 2007, the Company accrued interest of $4,521. At December 31, 2007, the loan remains unpaid and the 2,000,000 shares have not been issued. Refer to Note 7(a).

     (c) On May 22, 2006, the Company entered into an unsecured investment agreement with an investor and received $25,000 as a loan repayable on July 22, 2006. Pursuant to the agreement, the Company will pay interest of 15% per annum and issue the investor 35,000 restricted shares of the Company's common stock and a warrant to purchase 35,000 restricted shares of the Company's common stock at a price of $0.30 per share until May 22, 2008. During the nine month period ended December 31, 2007, the Company accrued interest of $2,825 and no warrants were exercised. The loan was not repaid on July 22, 2006 and remains outstanding. Refer to Note 7(b).

     (d) On March 6, 2006, the Company entered into three unsecured investment agreements with investors to receive loans totalling $75,000, repayable on May 6, 2006. Pursuant to the agreements, the Company will pay interest of $15,000 and issue the investors 180,000 shares of the Company's common stock and warrants to purchase 180,000 restricted shares of the Company's common stock at a price of $0.30 per share until May 6, 2007. At December 31, 2007, the Company accrued interest of $15,000 and no warrants were exercised. The loans were not repaid on May 6, 2006, and remain outstanding. Under the terms of the notes, additional interest of $2,500 is charged for each 30 day period or fraction of 30 day period where the repayment of the principal amounts are past due. At December 31, 2007, the Company had accrued additional interest penalties of $50,000 based on non-payment of the principal portions of the notes payable. Refer to Note 7(c).

6. Convertible Notes Payable

     On November 16, 2005, the Company entered into an Exchange Agreement with the holder of all of the Company's outstanding notes payable (the "Creditor"). Under the terms of the agreement, the Creditor agreed to return for cancellation the 64,950 shares of common stock previously received on settlement of promissory notes in exchange for three new convertible notes in the aggregate principal amount of $292,275. The notes matured on December 17, 2005 ($100,000), January 15, 2006 ($100,000) and
     March 15, 2006 ($92,275). The Creditor also agreed to cancel the prior outstanding promissory notes totalling $85,780 in exchange for a new convertible note for $85,780 that matured on June 15, 2006. The Company also issued a new convertible note for cash proceeds of $35,000 that matures on August 15, 2006. All notes bear interest at 5.5% per annum. The principal

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007
(Expressed in US dollars)
(Unaudited)

6. Convertible Notes Payable (cont'd)

     and accrued interest on the promissory notes may be converted into shares of the Company's common stock at the Conversion Price at the option of the holder. The Conversion Price is 90% of average closing bid price of the Company's common stock for the 30 trading days preceding the conversion. During the year ended March 31, 2006, the creditor agreed to waive interest on all outstanding notes.

     In accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion
     Ratios", the Company recognized the value of the embedded beneficial conversion feature of $45,895 as additional paid-in capital as the debt was issued with an intrinsic value conversion feature. At March 31, 2006, the Company recognized $40,503 as interest expense which increased the carrying value of the promissory notes to $121,883. The Company recognized $5,392 as interest expense during the fiscal year ending March 31, 2007 and repaid $10,000 of principal payments, decreasing the carrying value of the promissory notes to the face value of $117,275. During the nine months ended December 31, 2007, interest of $12,972 (2006 - $12,962) was treated as imputed at 5.5% per annum.

     On January 26, 2006, the Company entered into a Note Conversion Agreement ("the Agreement") with the holder of the convertible promissory notes (the "Creditor"). Under the terms of the agreement, the Creditor agreed to convert the promissory note with a principal of $100,000 and a maturity date of December 17, 2005 into 1,000,000 shares of common stock. The Creditor will dispose of the shares in the market up to a maximum of 50,000 shares per week and, prior to March 31, 2006, at no less than $0.40 per share without the consent of the Company. All proceeds received by the Creditor to March 31, 2006 will reduce the amounts owed by the Company under the promissory notes. Any shares remaining at March 31, 2006 can be returned to the Company or retained by the Creditor. If shares are returned to the Company, a new promissory note will be issued for the balance of principal remaining after any reduction applied for proceeds from the sale of common stock. If shares are retained by the Creditor, the shares will be valued at 90% of the average closing price of the Company's common stock for the 30 trading days preceding March 31, 2006 (the "Calculated Value"). The Calculated Value will then be applied against amounts owing under any of the notes unpaid at March 31, 2006. If the Calculated Value of the shares exceeds $100,000 plus the aggregate amounts payable under the remaining unpaid notes (the "Remaining Value"), then the Creditor will return to the Company that number of shares determined by dividing the Remaining Value by the average closing price of the Company's common stock for the 30 trading days preceding March 31, 2006. During the period nine month ended December 31, 2007, the Agreement was amended to extend the deadline to March 31, 2008.

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007
(Expressed in US dollars)
(Unaudited)

6. Convertible Notes Payable (cont'd)

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

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007
(Expressed in US dollars)
(Unaudited)

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

     The following table summarizes the continuity of the Company's warrants:

                                                                  Weighted
                                            Number of             Average
                                          split-adjusted       Exercise price
                                              shares                  $
                                          --------------       ---------------

   Balance, March 31, 2007                    285,000               0.32
   Expired                                   (180,000)              0.30
                                             --------             ------
   Balance, December 31, 2007                 105,000               0.37
                                             ========             ======

     At  December  31,  2007,  the  following   share  purchase   warrants  were
outstanding:

           Number of Shares        Exercise Price          Expiry Date
           ----------------        --------------          -----------

                35,000                 $0.50              January 8, 2008
                35,000                 $0.30              April 10, 2008
                35,000                 $0.30              May 22, 2008

8. Commitments and Contingencies

     (a)  On  April  4,  2006,  the  Company   entered  into  a  Standby  Equity
          Distribution   Agreement   with  a  venture   capital   company   (the
          "Purchaser"). Under the terms of the Agreement, the Purchaser will purchase up to $5,000,000 of the Company's common stock over a period of 24 months at 95% of the Market Price subsequent to effective registration of the Company's common stock. The Market Price is the lowest daily closing bid price of the Company's common stock for a minimum of five trading days between advances. The amount of the advances will be at the discretion of the Company up to $100,000 per advance, with a minimum of five trading days between advances. Upon closing of the transaction, the Company will issue $200,000 worth of common stock or cash, issue a warrant to purchase 350,000 shares of common stock at an exercise price of $0.01 per share for a period of five years, and a warrant to purchase 1,500,000 shares of common stock at an exercise price of $0.25 per share for a period of five years. At December 31, 2007, no shares or warrants had been issued.

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007
(Expressed in US dollars)
(Unaudited)

 8. Commitments and Contingencies (cont'd)

     (b) On March 1, 2006, the Company entered into an employment agreement with the Company's Vice-President of Finance. Under the terms of the employment agreement, the Company must pay $4,000 per month for an initial term of eight months, and grant options to acquire 300,000 shares of common stock. During the nine month period ended December 31, 2007, $36,000 was charged to operations. At December 31, 2007, the Company had not granted any options.

     (c) On November 1, 2005, the Company entered into an employment agreement with the Company's Chief Executive Officer. Under the terms of the employment agreement, the Company must pay $120,000 per annum for the period from April 1, 2006 to March 31, 2008. This employment agreement extends the terms of the previous employment agreement, which expires on March 31, 2008. During the nine month period ended December 31, 2007, $90,000 was charged to operations.

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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

      The Company has been inactive since 2005. As of February 19, 2008 the Company did not have any full time employees. The Company's officers devote only a minimal amount of time to the Company business.

      There has been virtually no trading activity in the Company's common stock. An investment in the Company's securities should only be considered by persons who can afford a complete loss of their investment.

      The Company has been inactive since 2005. As of December 31, 2007, the Company had assets of $163, liabilities of $2,175,290, a working capital deficit of $(2,175,127) and an accumulated deficit of $(7,870,566).

      During the twelve months ended March 31, 2007 and the nine months ended December 31, 2007 the Company did not have any revenues. For the nine months ended December 31, 2007, the Company incurred a net loss from operations of $296,769, comprised of management fees of $126,000, consulting fees of $31,951, professional fees of $52,710, donated rent of $21,881, and general and administrative costs of $64,227.

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

      The Company's common stock currently trades on the OTC Bulletin Board. The rules applicable to securities traded on the OTC Bulletin Board provide that if an issuer is delinquent in filing its 10-KSB or 10-QSB reports on three occasions in any twenty-four month period the issuer's securities will be delisted from the OTC Bulletin Board and will not be eligible for relisting until the issuer has timely filed all of its required annual and quarterly reports for twelve months. The Company was delinquent in filing this 10-KSB report in July 2007. If the Company is delinquent in filing any two 1934 reports prior to August 20, 2008, the Company's securities will be delisted from the OTC Bulletin Board.

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

ITEM 3. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of members of its management, including its Chief Executive Officer and Chief Financial

Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the U.S. Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, the Company's disclosure controls and procedures, related to internal control over financial reporting and the recording of certain equity transactions, were not effective in light of the material weaknesses described below.

      The Company was advised by Manning Elliott LLP, its independent auditors, that during their review of the Company's financial statements for the fiscal period ended December 31, 2007, they identified "material weaknesses" in the Company's internal controls as defined in Statement on Auditing Standards No. 112, "Communicating Internal Control Related Matters Identified in an Audit" ("SAS 112"). The material weaknesses are described below:

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

     (ii) weaknesses in monitoring controls, including the lack of adequate staffing and procedures to conduct periodic evaluations of internal controls to ensure that appropriate personnel regularly obtain evidence that controls are functioning effectively and that identified control deficiencies are timely remedied.

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

      The certifications of the Company's principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Quarterly Report on Form 10-QSB. The disclosures set forth in this Item 3 contain information concerning (i) the evaluation of the Company's disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications, and (ii) material weaknesses in the design or operation of the Company's internal control over financial reporting, referred to in paragraph 5 of the certifications. Those certifications should be read in conjunction with this Item 3 for a more complete understanding of the matters covered by the certification.

                                   PART II
                              OTHER INFORMATION

ITEM 2.   UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Note 7 to the financial statements included as part of this report lists the shares of the Company's common stock which were issued during the nine-months ended December 31, 2007.

The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of the shares referred to in Note 7.

Item 6.   xhibits

(a)   Exhibits

            Number        Exhibit

            31            Rule 13a-14(a) Certifications

            32            Section 1350 Certifications

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 19, 2008.

                                      QUANTUM MRI, INC.



                                      By: /s/ Kelly Fielder
                                          --------------------------------
                                          Kelly Fielder, President and Principal
                                          Financial and Accounting Officer