Form 10KSB
period 2008-03-31
QUANTUM MRI, INC.
filed 2008-12-08
CIK 1123844

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2008
                                       OR
    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

Commission File No. 0-31679

                                QUANTUM MRI, INC.
                                -----------------
                 (Name of Small Business Issuer in its charter)

                Washington                                  54-0231483
         --------------------------                    --------------------
         (State of incorporation)                        (IRS Employer
                                                       Identification No.)
   4750 Paton Street
   Vancouver, British Columbia, Canada                         V6L 2J1
   ---------------------------------------                    ----------
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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act):            Yes X       No ___

The Company's revenues during the year ended March 31, 2008, were $ 0.

The aggregate market value of the voting stock held by non-affiliates of the Company, (7,799,889 shares) based upon the closing price of the Company's common stock on June 30, 2008, was approximately $390,000.

Documents incorporated by reference:      None

As of November 30, 2008, the Company had 14,073,391 issued and outstanding shares of common stock.

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

      On July 15, 2008 Kelly Fielder, the Company's only officer and director, converted all amounts owed to him by the Company, including any accrued interest and penalties ($1,310,672 as of March 31, 2008), into 1,000 shares of the Company's common stock.

      Also on July 15, 2008 Spectrum Meditech Inc., a corporation controlled by Mr. Fielder, converted all amounts owed to Spectrum by the Company, including any accrued interest and penalties (which was a minimal amount as of March 31, 2008) into 1,000 shares of the Company's common stock.

      As of November 30, 2008, the Company did not have any full time employees. The Company's officers devote only a minimal amount of time to the Company business employee.

      The Company does not have a website.

      An investment in the Company's securities should only be considered by persons who can afford a complete loss of their investment. As of March 31, 2008, the Company had assets of $39, liabilities of $2,225,214, and an accumulated deficit of $(7,964,573). There has been virtually no trading activity in the Company's common stock.

      The Company's auditors have issued a going concern opinion for the year ended March 31, 2008. This means that there is substantial doubt that the Company can continue as an ongoing business for the next twelve months. The financial statements do not contain any adjustments that might result from the uncertainty about the Company's ability to continue in business. As such, the Company may have to cease operations and the Company's shareholders could lose their investment.

      The Company's common stock currently trades on the OTC Bulletin Board. The rules applicable to securities traded on the OTC Bulletin Board provide that if an issuer is delinquent in filing its 10-KSB or 10-QSB reports on three occasions in any twenty-four month period the issuer's securities will be delisted from the OTC Bulletin Board and will not be eligible for relisting until the issuer has timely filed all of its required annual and quarterly reports for twelve months. The Company was delinquent in filing its 10-KSB report in July 2007 and July 2008. If the Company is delinquent in filing one other 1934 report prior to July 2009 the Company's securities will be delisted from the OTC Bulletin Board.

ITEM 2.     DESCRIPTION OF PROPERTY

      See Item 1.

ITEM 3.     LEGAL PROCEEDINGS.

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

                                             Closing Sale Price
                                                Common Stock
            Quarter Ended                    High            Low
            -------------                    ----            ---

            June 30, 2006                    $0.70          $0.40
            September 30, 2006               $0.42          $0.07
            December 31, 2006                $0.09          $0.04
            March 31, 2007                   $0.09          $0.07

            June 30, 2007                    $0.06          $0.06
            September 30, 2007               $0.06          $0.02
            December 31, 2007                $0.02          $0.01
            March 31, 2008                   $0.01          $0.01


      As of November 30, 2008 there were approximately 65 record holders of the Company's common stock.

      During the year ended March 31, 2008, neither the Company, any officer or director of the Company, nor any principal shareholder of the Company, purchased any shares of the Company's common stock either from the Company, from third parties in a private transaction, or as a result of purchases in the open market.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

     The Company has been inactive since 2005. During the twelve months ended March 31, 2008 the Company did not have any revenues. During this period of time, the Company was primarily involved in attempting to raise capital for its operations.

     As of March 31, 2008 the Company had assets of $39, liabilities of $2,225,214, and an accumulated deficit of $(7,964,573). During the year ended March 31, 2008 the Company incurred a net loss of $(559,472) and the Company's operations used $(8,203) in cash. The Company satisfied its cash requirements during fiscal 2008 with a loan from a principal shareholder.

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

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
            ---------------------------------------------

      The following 8-K reports, all of which pertain to a change in the Company's auditors, are incorporated by reference.

            Report filed on 02-19-03
            Report filed on 06-29-04
            Report filed on 10-20-05
            Report filed on 11-22-05
            Report filed on 07-18-08

            Report filed on 11-21-08

ITEM 8.A(T) CONTROLS AND PROCEDURES

     Kelly Fielder, the Company's Principal Executive and Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report; and in his opinion the Company's disclosure controls and procedures were not effective to ensure that material information relating to the Company, is made known to him by others within the Company, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting
----------------------------------------------------------------

     The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of the Company's principal executive officer and principal financial officer and implemented by its Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

     The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect its transactions and dispositions of its assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with U.S. generally accepted accounting principles, and that its receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In connection with the preparation of the Company's annual financial statements, management undertook an assessment of the effectiveness of the Company's internal control over financial reporting, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing the operational effectiveness of those controls.

     Based on this evaluation, management has concluded that the Company's internal control over financial reporting was not effective as of March 31, 2008 due to the following:

     (i) a number of transactions were not recorded or presented in the Company's financial records in accordance with Generally Accepted Accounting Principles.

     (ii) weaknesses in the risk assessment controls, including the lack of adequate mechanisms for anticipating and identifying financial reporting risks; and for reacting to changes in the operating environment that could have a potential effect on financial reporting;

    (iii) weaknesses in monitoring controls, including the lack of adequate staffing and procedures to ensure periodic evaluations of internal controls to ensure that appropriate personnel regularly obtain evidence that controls are functioning effectively and that identified control deficiencies are timely remedied.

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

     This annual report does not include an attestation report by the Company's independent registered public accounting firm regarding the Company's internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report on internal control in this annual report.

     There was no change in the Company's internal control over financial reporting identified in connection with the evaluation described above that occurred during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.    OTHER INFORMATION

      Not applicable

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

      Name            Age     Position
      ----            ---     ---------

      Kelly Fielder    39     Chief Executive Officer, Principal Financial
                              Officer, Principal Accounting Officer and a
                              Director

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

     The Company does not have a compensation committee. Kelly Fielder serves as the Company's Audit Committee. Mr. Fielder is not a financial expert and is not independent as that term is defined in Section 121(A) of the Listing Standards of the American Stock Exchange.

     The Company has not adopted a Code of Ethics applicable to the Company's principal executive, financial, and accounting officers and persons performing similar functions. The Company does not believe it needs a Code of Ethics because the Company has only one officer and one director.

ITEM 10.    EXECUTIVE COMPENSATION

     The following table sets forth in summary form the compensation earned or received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who earned or received in excess of $100,000 during the fiscal years ended March 31, 2007 and 2008.

                                                                  All
                                                                Other
                                                                Annual
                                               Stock   Option  Compen-
Name and Principal     Fiscal  Salary  Bonus   Awards  Awards   sation
   Position             Year    (1)     (2)     (3)     (4)       (5)     Total
------------------     ------  ------  -----   ------  ------  -------    -----

Kelly Fielder,          2008      --      --        --     --       --        --
President and           2007      --      --  $175,000     --       --  $175,000
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

          Other Arrangements. During the year ended March 31, 2008, and except as disclosed elsewhere in this report, no director of the Company received any form of compensation from the Company.

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

Summary
-------

     The following presents certain information as of November 30, 2008, concerning the stock options and stock bonuses granted by the Company pursuant to the Plans. Each option represents the right to purchase one share of the Company's common stock.

                                Total       Shares                 Remaining
                                Shares    Reserved for   Shares    Options/
                               Reserved   Outstanding   Issued As    Shares
Name of Plan                  Under Plans   Options    Stock Bonus Under Plans
------------                  ----------- -----------  ----------- -----------

Incentive Stock Option Plan   2,000,000          --         N/A   2,000,000
Non-Qualified Stock Option Plan2,000,000         --         N/A   2,000,000
Stock Bonus Plan              6,000,000         N/A      33,333     966,667

      The person listed below has received options or shares of the Company's common stock as a stock bonus:

                             Incentive Stock Options
                             -----------------------

                      Shares                        Expiration  Options Expired/
                      Subject   Exercise  Date of    Date of    Exercised as of
Option Holder        To Option   Price     Grant      Option     June 30, 2008
-------------        ---------  --------  -------   ----------  ----------------

                                      None

                           Non-Qualified Stock Options
                           ---------------------------

                      Shares                        Expiration  Options Expired/
                      Subject    Exercise  Date of   Date of    Exercised as of
Option Holder        To Option    Price     Grant    Option      June 30, 2008
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


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
            ---------------------------------------------------------------

     The following table lists the share ownership of the Company's officers and directors of each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding common stock as of November 30, 2008. Except as otherwise indicated, the Company believes that the beneficial owners of the common stock listed below, have sole investment and voting power with respect to such shares.

                                   Number of Shares            Percent of
Name and Address                  Beneficially Owned       Outstanding Shares
----------------                  ------------------       ------------------

Kelly Fielder                          8,867,000                      63%
4750 Paton St.
Vancouver, B.C.
Canada  V6L 2J1

                                   Number of Shares            Percent of
Name and Address                  Beneficially Owned       Outstanding Shares
----------------                  ------------------       ------------------

Spectrum Meditech Inc.                   21,417 (1)                  nil
4750 Paton St.
Vancouver, B.C.
Canada  V6L 2J1

 Murray Atkins                        2,566,818 (2)                18.2%
 Suite 101
 1111-11th Avenue S.W.
 Calgary, Alberta T2R 0G5

 All officers and directors as a      8,887,417                    63.2%
   group (one person)

(1)  Spectrum Meditech, Inc. is controlled by Kelly Fielder.

(2) Includes 2,500,000 shares owned of record by a corporation controlled by Murray Atkins, but excluded 5,840,000 shares which, as of June 30, 2008, would be issuable upon the conversion of promissory notes held by Mr. Atkins.

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

      In January 2006, the Company entered into a Note Conversion Agreement with Mr. Atkins. Under the terms of the Note Conversion Agreement, as amended, Mr. Atkins agreed to convert a promissory note with a principal balance of $100,000 into 1,000,000 shares of the Company's common stock. Prior to September 30, 2008 Mr. Atkins agreed to sell not more than 50,000 shares per week, and at a price of not less than $0.40 per share, without the consent of the Company. All proceeds received by Mr. Atkins from the sale of the shares will reduce the amounts owed by the Company under the promissory notes. Any shares remaining at September 30, 2008 can be returned to the Company or retained by Mr. Atkins, at his option. If shares are returned to the Company, a new promissory note will be issued to Mr. Atkins for any balance remaining on the $100,000 note. If any shares are retained by Mr. Atkins, the shares will be valued at 90% of the average closing price of the Company's common stock for the 30 trading days preceding December 31, 2008. The value of the shares will then be applied against amounts owing under any of the notes which remain unpaid at December 31, 2008. If the value of the shares exceeds $100,000 plus the amounts payable under the remaining unpaid notes, Mr. Atkins will return to the Company that number of shares determined by dividing the excess value by the average closing price of the Company's common stock for the 30 trading days preceding December 31, 2008.

      In April 2006 Mr. Atkins agreed to convert promissory notes with a principal balance of $185,780 into 1,280,000 shares of the Company's common stock, the note bears interest at 5.5% per year and was due and payable on August 15, 2006. The 1,280,000 shares were issued to eight persons in consideration for services provided to the Company. Kelly Fielder, the Company's President, received 300,000 of these shares. In consideration for the conversion of the notes and the transfer of the shares, the Company issued Mr. Atkins a new promissory note in the principal amount of $185,780.

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

      On July 15, 2008 Kelly Fielder, the Company's only officer and director, converted all amounts owed to him by the Company, including any accrued interest and penalties ($1,310,672 as of March 31, 2008), into 1,000 shares of the Company's common stock.

      Also on July 15, 2008 Spectrum Meditech Inc., a corporation controlled by Mr. Fielder, converted all amounts owed to Spectrum by the Company, including any accrued interest and penalties (which was minimal as of March 31, 2008) into 1,000 shares of the Company's common stock.

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


ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Manning Elliott LLP, Chartered Accountants ("Manning Elliott"), served as the Company's independent public accountants during the fiscal years ended March 31, 2008 and 2007.

      The following table shows the aggregate fees billed to the Company during the years ended March 31, 2008 and 2007 by Manning Elliott.

                                               2008         2007
                                               ----         ----

            Audit Fees                      $25,554       $30,750
            Audit-Related Fees                   --            --
            Financial Information Systems        --            --
            Design and Implementation Fees       --            --
            Tax Fees                        $   175            --
            All Other Fees                       --            --

      Audit fees represent amounts billed for professional services rendered for the audit of the Company's annual financial statements and the reviews of the financial statements included in the Company's Form 10-QSB reports for the fiscal year. Before Manning Elliott was engaged by the Company to render audit services, the engagements were approved by the Company's Director.

      Manning Elliot resigned as the Company's independent public accountants on July 16, 2008. Prior to its resignation, Manning Elliot did not complete the audit of the Company's financial statements for the year ended March 31, 2008.

      On September 15, 2008 the Company hired Gruber & Company, LLC as the Company's independent public accountants. Since Gruber & Co. was hired after the Company's fiscal year ended March 31, 2008, Gruber & Co. did not bill the Company for any fees during the Company's fiscal year ended March 31, 2008.

Quantum MRI, Inc.
(A Development Stage Company)

March 31, 2008

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

Consolidated Statements of Operations......................................F-3

Consolidated Statements of Cash Flows......................................F-4

Consolidated Statements of Stockholders' Deficit...........................F-5

Notes to the Consolidated Financial Statements.............................F-6

                              GRUBER & COMPANY LLC

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Quantum MRI, Inc.

We have audited the accompanying balance sheet of quantum MRI, Inc.(A Development Stage Enterprise) as of March 31, 2008 and 2007 and the related statements of operations, stockholders equity and cash flows for the years then ended and for the period of inception June 7, 1989 to March 31, 2008 These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at March 31, 2008 and 2007 and the results of its' operations and its' stockholders equity and cash flows for the years then ended and for the period of inception June 7, 1989 to March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has incurred losses. This item among others, raises substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Gruber & Company LLC

Dated November 10, 2008

Quantum MRI, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)


                                                           March 31,  March 31,
                                                             2008       2007
                                                               $         $

ASSETS

Current Assets

Cash                                                            39         142
--------------------------------------------------------------------------------
Total Current Assets                                            39         142

Property and Equipment (Note 3)                                  -       1,527
--------------------------------------------------------------------------------
Total Assets                                                    39       1,669
================================================================================
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

 Accounts payable                                          197,238     151,838
 Accrued liabilities                                       173,771      96,385
 Due to related parties (Note 4(b) and (d))              1,390,450   1,189,931
 Loans payable (Note 5)                                    160,700     160,700
 Convertible notes payable (Note 6)                        303,055     303,055
--------------------------------------------------------------------------------
Total Liabilities                                        2,225,214   1,901,909
--------------------------------------------------------------------------------

Commitments and Contingencies (Notes 1 and 8)

Stockholders' Deficit

Common Stock
Authorized: 50,000,000 shares, par value $0.001
Issued: 14,071,306                                          14,071      14,071

Additional Paid-in Capital                               5,599,777   5,365,240

Common Stock Subscribed                                    125,550     125,550

Deficit Accumulated During the Development Stage        (7,964,573) (7,405,101)
--------------------------------------------------------------------------------
Total Stockholders' Deficit                             (2,225,175) (1,900,240)
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                     39       1,669
================================================================================


The accompanying notes are an integral part of these financial statements.

Quantum MRI, Inc
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
                                              Accumulated
                                                 From
                                             June 7, 1989
                                                (Date of          For the
                                               Inception)        Year Ended
                                              to March 31,        March 31,
                                                 2008          2008       2007
                                                   $            $          $

Revenue                                         2,731             -          -
--------------------------------------------------------------------------------
Expenses

Consulting                                  1,340,975        42,401  1,089,960
Donated rent (Note 4(c))                      129,446        29,381     27,060
Donated services                               28,070             -          -
General and administrative                    438,981        29,942     29,123
Impairment loss on intangible asset           252,819             -          -
Management fees (Notes 4(a), 8(b) and 8(c)) 3,149,000       156,000    343,000
Product development                            92,402             -          -
Professional fees                             490,183        55,206     71,648
--------------------------------------------------------------------------------
Total Expenses                              5,921,876       312,930  1,560,791
--------------------------------------------------------------------------------
Other Expense

 Beneficial conversion feature of
  convertible notes                            66,537             -     26,034
 Imputed interest  (Notes 4(b) and 6)         665,555       205,156    201,615
 Interest expense                             423,119        41,386    162,593
 Loss on settlement of debt                   230,000             -          -
--------------------------------------------------------------------------------
Net Loss                                   (7,304,356)     (559,472) (1,951,033)
================================================================================
Net Loss Per Share - Basic and Diluted                        (0.04)     (0.19)
================================================================================
Weighted Average Shares Outstanding                      14,071,391 10,044,000
================================================================================


The accompanying notes are an integral part of these financial statements.

Quantum MRI, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)


                                               Accumulated from
                                                 June 7, 1989        For the      For the
                                              (Date of Inception)  Year Ended    Year Ended
                                                  to March 31,      March 31,     March 31,
                                                      2008            2008          2007

Operating Activities
Net loss for the period                           $(7,304,356)      $(559,472)   $(1,951,033)
Adjustment to reconcile net loss to net
 cash used in operating activities
Beneficial conversion feature of
 convertible notes                                     66,537               -         26,034
Depreciation and amortization                          37,151           1,527          1,878
Donated rent                                          157,516          29,381         27,060
Impairment loss on intangible asset                   252,819               -              -
Imputed interest                                      665,555         205,156        201,615
Loss on disposal of assets                              4,597               -              -
Loss on settlement of debt                            230,000               -              -
Stock issued pursuant to loan agreement               101,550               -              -
Stock-based compensation                            3,677,295               -      1,346,775
Changes in operating assets and
liabilities:
 Accounts payable and accrued liabilities             381,376         122,786         98,988
 Due from related parties                             695,722         192,419        122,228
                                                 -------------   -------------  -------------
Net Cash Used in Operating Activities              (1,034,238)         (8,203)      (126,455)
                                                 -------------   -------------  -------------
Investing Activities
      Purchase of property and equipment              (19,603)              -              -
                                                 -------------   -------------  -------------
Net Cash Used in Investing Activities                 (19,603)              -              -
                                                 -------------   -------------  -------------
Financing Activities
   Proceeds from loans payable                        185,700               -         85,700
   Repayment of loans payable                         (25,000)              -        (25,000)
   Proceeds from convertible notes payable            433,305               -              -
   Repayment of convertible notes payable             (10,000)              -        (10,000)
   Proceeds from issuance of common stock, net        461,775               -              -
   Advances from related parties                        8,100           8,100
                                                 -------------   -------------  -------------
Net Cash Flows Provided By Financing
Activities                                          1,053,880           8,100         50,700
                                                 -------------   -------------  -------------
Increase (Decrease) In Cash                                39            (103)       (75,755)
Cash - Beginning of Period                                  -             142         75,897
                                                 -------------   -------------  -------------
Cash - End of Period                                       39              39            142
                                                 =============   =============  =============
Non-cash Investing and Financing Activities
   Share issued pursuant to loan agreement            101,550               -              -
   Shares issued on conversion of notes
     payable                                        1,288,275               -        896,000
   Forgiveness of debt with settlement
     from shareholder                                 239,487               -              -
   Acquisition of licensing agreement with
     assumption of liabilities                        274,964               -              -
   Licensing agreement acquired                       918,490               -              -
                                                 =============   =============  =============
Supplemental Disclosures
   Interest paid                                            -               -              -
  Income taxes paid                                         -               -              -
                                                 =============   =============  =============



The accompanying notes are an integral part of these financial statements.

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
From June 7, 1989 (Date of inception) to March 31, 2008
(Expressed in US dollars)


                                                                                     Deficit
                                                                                   Accumulated
                                                                      Additional   During the
                                                  Common Stock         Paid-in     Development
                                                Shares       Amount    Capital        Stage      Total
                                                ------       ------   ----------  ------------   -----
                                                   #            $          $            $          $
Balance -June 7, 1989 (Date of inception)            -            -           -            -          -
Stock issued for services at $0.045 per share   50,000           50      (2,450)           -      2,500
Net loss for the period                              -            -           -       (2,500)    (2,500)
Balance - March 31, 1997                        50,000           50      (2,450)      (2,500)         -
Sale of common stock for cash at $1.05
 per share                                      55,800           56      59,944            -     60,000
Net loss for the year                                -            -           -      (52,100)   (52,100)
                                             ----------   ----------  ----------   ---------- ----------
Balance - March 31, 1998                       105,800          106      62,394      (54,600)     7,900
Sale of common stock for cash at $6.75
 per share                                       1,720            2      11,498            -     11,500
Net loss for the year                                -            -           -      (21,400)   (21,400)
                                             ----------   ----------  ----------   ---------- ----------
Balance - March 31, 1999                       107,520          108      73,892      (76,000)    (2,000)
Sale of common stock for cash at $25.00
 per share                                       1,460            1      36,499            -     36,500
Net loss for the year                                -            -           -      (12,471)   (12,471)
                                             ----------   ----------  ----------   ---------- ----------
Balance - March 31,2000                        108,980          109     110,391      (88,471)    22,029
Sale of common stock for cash at $28.35
 per share                                         657            1      18,624            -     18,625
Stock cancelled and returned                    (2,000)          (2)     (1,998)           -     (2,000)
Net loss for the year                                -            -           -      (82,446)   (82,446)
                                             ----------   ----------  ----------   ---------- ----------
Balance - March 31, 2001                       107,637          108     127,017     (170,917)   (43,792)
Stock cancelled and returned                      (680)          (1)          1            -          -
Stock reissued                                     366            -           -            -          -
Donated capital                                      -            -      27,475            -     27,475
Net loss for the year                                -            -           -      (50,750)   (50,750)
                                             ----------   ----------  ----------   ---------- ----------
Balance - March 31, 2002                       107,323          107     154,493     (221,667)   (67,067)
Acquisition of SETI                            111,275          111      16,580     (660,217)  (643,526)
Cancellation of shares                         (50,000)         (50)     (7,450)           -     (7,500)
Sale of common stock for cash at $75.00
 per share                                       1,933            2     144,998            -    145,000
Offering costs                                       -            -      (6,000)           -     (6,000)
Forgiveness of debt                                  -            -      20,250            -     20,250
Donated capital                                      -            -      26,059            -     26,059
Net loss for the year                                -            -           -     (195,666)  (195,666)
                                             ----------   ----------  ----------   ---------- ----------
Balance - March 31, 2003                       170,531          170     348,930   (1,077,550)  (728,450)
Sale of common stock for cash at $75.00
 per share                                         620            1      46,499            -     46,500
Adjustment for non-cancellation of shares       50,000           50         (50)           -          -
Shares repurchased                             (33,178)         (33)     (1,267)           -     (1,300)
Donated capital                                      -            -      71,767            -     71,767
Net loss for the year                                -            -           -     (915,529)  (915,529)
                                             ----------   ----------  ----------   ---------- ----------
Balance - March 31, 2004                       187,973          188     465,879   (1,993,079)(1,527,012)
                                             ==========   ==========  ==========  =========== ==========



The accompanying notes are an integral part of these financial statements.

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
From June 7, 1989 (Date of inception) to March 31, 2008
(Expressed in US dollars)

                                                                                                   Deficit
                                                                                                 Accumulated
                                                                       Additional    Common       During the
                                                  Common Stock          Paid-in       Stock      Development
                                                Shares       Amount     Capital     Subscribed       Stage         Total
                                                ------       ------    ----------   ----------   -----------       -----
                                                   #            $           $            $          $

Balance - March 31, 2004                       187,973          188      465,879            -     (1,993,079)   (1,527,012)
Stock issued for conversion
  of notes at $4.50 per share                   64,950           65      292,210            -              -       292,275
Stock issued for management
  services at $3.00 per share                   33,333           33       99,967            -              -       100,000
Donated capital                                      -            -       88,609            -              -        88,609
Net loss for the year                                -            -            -            -       (434,408)     (434,408)
                                            -----------  -----------  -----------  -----------    -----------   -----------
Balance - March 31, 2005                       286,256          286      946,665            -     (2,427,487)   (1,480,536)
Shares returned to treasury
   for cancellation                            (50,000)         (50)          50            -              -             -
Sale of common stock at
   $0.29 per share                             485,000          485      139,465            -              -       139,950
Sale of common stock at
   $0.30 per share                              35,000           35       10,465            -              -        10,500
Shares issued for management
   services at $0.36 per share               6,000,000        6,000    2,154,000            -              -     2,160,000
Shares returned to treasury
   for cancellation                            (64,950)         (65)    (292,210)           -              -      (292,275)
Shares issued for services at
   $0.35 per share                           5,000,000        5,000    1,745,000            -              -     1,750,000
Shares returned to treasury
   for cancellation                         (5,000,000)      (5,000)  (1,745,000)           -              -    (1,750,000)
Shares issued on conversion
  of debt                                    1,000,000        1,000      329,000            -              -       330,000
Shares issuable pursuant to
   investment agreements                             -            -            -      101,550              -       101,550
Beneficial conversion feature                        -            -       45,895            -              -        45,895
Donated capital                                      -            -       25,596            -              -        25,596
Fair value of warrants issued
   pursuant to investment                            -            -       70,520            -              -        70,520
Gain on forgiveness of debt                          -            -      239,487            -              -       239,487
Imputed interest, including
   $10,368 accrued in prior periods
   reclassified from accrued
   liabilities                                       -            -      130,595            -              -       130,595
Net loss for the year                                -            -            -            -     (3,026,581)   (3,026,581)
                                            -----------  -----------  -----------  -----------    -----------   -----------
Balance - March 31, 2006                     7,691,306        7,691    3,799,528      101,550     (5,454,068)   (1,545,299)
                                            ===========  ===========  ===========  ===========    ===========   ===========


The accompanying notes are an integral part of these financial statements.

Quantum MRI, Inc.
(formerly Travelshorts.com, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
From June 7, 1989 (Date of inception) to March 31, 2008
(Expressed in US dollars)

                                                                                                   Deficit
                                                                                                 Accumulated
                                                                       Additional    Common       During the
                                                  Common Stock          Paid-in       Stock      Development
                                                Shares       Amount     Capital     Subscribed       Stage         Total
                                                ------       ------    ----------   ----------   -----------       -----
                                                   #            $           $            $          $

Balance - March 31, 2006                     7,691,306        7,691    3,799,528      101,550     (5,454,068)   (1,545,299)
Shares issued on conversion
   of debt                                   1,280,000        1,280      894,720      (90,000)             -       806,000
Shares issued for services
   at $0.70 per share                          100,000          100       69,900            -              -        70,000
Shares issued for services
   at $0.07 per share                        5,000,000        5,000      345,000            -              -       350,000
Shares issuable pursuant to
   loan agreement                                    -            -            -      114,000              -       100,000
Beneficial conversion feature                        -            -       20,642            -              -        20,642
Fair value of warrants issued
   pursuant to investment                            -            -        6,775            -              -         6,775
Donated capital                                      -            -       27,060            -              -        27,060
Imputed interest                                     -            -      201,615            -              -       201,615
Net loss for the year                                -            -            -            -     (1,951,033)   (1,951,033)
                                            -----------  -----------  -----------  -----------    -----------   -----------
Balance - March 31, 2007                    14,071,306       14,071    5,365,240      125,550     (7,405,101)   (1,900,240)
Donated capital                                      -            -       29,381            -              -        29,381
Imputed interest                                     -            -      205,156            -              -       205,156
Net loss for the year                                -            -            -            -       (559,472)     (559,472)
                                            -----------  -----------  -----------  -----------    -----------   -----------
Balance - March 31, 2008                    14,071,306       14,071    5,599,777      125,550     (7,964,573)   (2,225,175)
                                            ===========  ===========  ===========  ===========    ===========   ===========




The accompanying notes are an integral part of these financial statements.

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2008
(Expressed in US dollars)


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

   At March 31, 2008, the Company had a working capital deficit of $2,225,175 and accumulated losses of $7,964,573 since inception. The ability of the Company to continue as a going concern is dependent on its ability to emerge from the development stage with respect to its planned principal business activity, attaining profitable operations and raising additional debt and/or equity financing to fund its operations. Management's plan in this regard is to raise additional funding through private offerings and to operate MRI testing centers. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company discontinue operations.

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2008
(Expressed in US dollars)


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

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2008
(Expressed in US dollars)


2. Significant Accounting Policies (continued)

(e)   Comprehensive Income

      SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at March 31, 2008 and 2007, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

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

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2008
(Expressed in US dollars)


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

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2008
(Expressed in US dollars)


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

(o)   Recently Issued Accounting Pronouncements

      In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60". SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2008
(Expressed in US dollars)


   o) Recently Issued Accounting Pronouncements (continued)

      entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

      In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, "Business Combinations". This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

      In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements Liabilities -an Amendment of ARB No. 51". This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2008
(Expressed in US dollars)


2. Significant Accounting Policies (continued)

(p)   Recently Adopted Accounting Pronouncements

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

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2008
(Expressed in US dollars)


   (p)Recently Adopted Accounting Pronouncements (continued)

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

3. Property and Equipment
                                                        March 31,   March 31,
                                                          2008        2007
                                         Accumulated  Net Carrying  Net Carrying
                                 Cost   Depreciation      Value        Value
                                  $          $              $            $

   Office furniture and
    computer hardware            9,391       9,391            -         1,527
   ----------------------------------------------------------------------------

4.    Related Party Transactions

(a) During the year ended March 31, 2008, management fees of $156,000 (2007 - $168,000) were charged to operations pursuant to executive services agreements with the President of the Company and the Vice-President of Finance.

(b) As of March 31, 2008, the Company's President, and a company controlled by the President are owed $1,310,672 (2007 - $1,178,520) relating to amounts assumed by the Company at the acquisition of SETI and subsequent advances made to the Company. These amounts have no due date and are non-interest bearing. During the year ended March 31, 2008, interest of $188,467 (2007
      - $184,543) has been imputed at twice prime rate and charged to operations with a corresponding credit to additional paid-in capital.

(c) During the year ended March 31, 2008, the Company recognized a total of $29,381 (2007 - $27,060) for donated rent provided by the President of the Company.

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2008
(Expressed in US dollars)


4.    Related Party Transactions (continued)

(d) As of March 31, 2008, the Company is indebted to a Director of the Company for $79,778 (2007 - $11,411), representing expenses paid on behalf of the Company. These amounts have no due date and are non-interest bearing.

(e) On January 10, 2007, the Company issued 2,500,000 shares of common stock with a fair value of $175,000 to the President of the Company for services provided. The shares were valued at the closing price of the Company's common stock on the date of issue.

(f) On April 7, 2006, the President of the Company received 300,000 shares of common stock in consideration for services provided to the Company as described in Note 6.

5.    Loans Payable

(a) On March 31, 2007, the Company entered into an investment agreement with an investor and received $10,700 as a loan repayable on September 1, 2007. Pursuant to the agreement, the Company will pay interest of 15% per annum. During the year ended March 31, 2008, the Company accrued interest of $1,609.

(b) On November 17, 2006, the Company entered into an unsecured investment agreement with an investor and received $50,000 as a loan repayable on or before January 20, 2007. Pursuant to the agreement, the Company will pay interest of 12% per annum and issue the investor 2,000,000 shares of the Company's common stock. The issuance of the 2,000,000 shares of common stock was valued at $100,000 and recorded as stock-based compensation and common stock subscribed. During the year ended March 31, 2008, the Company accrued interest of $6,016 (2007 - $2,203). At March 31, 2008, the loan remains unpaid and the 2,000,000 shares have not been issued. Refer to Note 7(c).

(c) On May 22, 2006, the Company entered into an unsecured investment agreement with an investor and received $25,000 as a loan repayable on July 22, 2006. Pursuant to the agreement, the Company will pay interest of 15% per annum and issue the investor 35,000 restricted shares of the Company's common stock and a warrant to purchase 35,000 restricted shares of the Company's common stock at a price of $0.30 per share until May 22, 2008. During the year ended March 31, 2008, the Company accrued interest of $3,761 (2007 - $3,205) and no warrants were exercised. The loan was not repaid on July 22, 2006 and remains outstanding. Refer to Note 7(d).

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2008
(Expressed in US dollars)


5.    Loans Payable (continued)

(d) On March 6, 2006, the Company entered into three unsecured investment agreements with investors to receive loans totalling $75,000, repayable on May 6, 2006. Pursuant to the agreements, the Company will pay interest of $15,000 and issue the investors 180,000 shares of the Company's common stock and warrants to purchase 180,000 restricted shares of the Company's common stock at a price of $0.30 per share until May 6, 2007. At March 31, 2008, the Company accrued interest of $15,000 and no warrants were exercised. The loans were not repaid on May 6, 2006, and remain outstanding. Under the terms of the notes, additional interest of $2,500 is charged for each 30 day period or fraction of 30 day period where the repayment of the principal amounts are past due. At March 31, 2008, the Company had accrued additional interest penalties of $57,500 (2007 - $27,500) based on non-payment of the principal portions of the notes payable. Refer to Note 7(g).

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

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2008
(Expressed in US dollars)


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

    On January 26, 2006, the Company entered into a Note Conversion Agreement ("the Agreement") with the holder of the convertible promissory notes (the "Creditor"). Under the terms of the agreement, the Creditor agreed to convert the promissory note with a principal of $100,000 and a maturity date of December 17, 2005 into 1,000,000 shares of common stock. The Creditor will dispose of the shares in the market up to a maximum of 50,000 shares per week and, prior to March 31, 2006, at no less than $0.40 per share without the consent of the Company. All proceeds received by the Creditor to March 31, 2006 will reduce the amounts owed by the Company under the promissory notes. Any shares remaining at March 31, 2006 can be returned to the Company or retained by the Creditor. If shares are returned to the Company, a new promissory note will be issued for the balance of principal remaining after any reduction applied for proceeds from the sale of common stock. If shares are retained by the Creditor, the shares will be valued at 90% of the average closing price of the Company's common stock for the 30 trading days preceding March 31, 2006 (the "Calculated Value"). The Calculated Value will then be applied against amounts owing under any of the notes unpaid at March 31, 2006. If the Calculated Value of the shares exceeds $100,000 plus the aggregate amounts payable under the remaining unpaid notes (the "Remaining Value"), then the Creditor will return to the Company that number of shares determined by dividing the Remaining Value by the average closing price of the Company's common stock for the 30 trading days preceding March 31, 2006. During the year ended March 31, 2008, the Agreement was amended to extend the deadline to December 31, 2008.

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

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2008
(Expressed in US dollars)


6. Convertible Notes Payable (continued)

   In consideration for the transfer of the shares described above, the Company agreed to issue a promissory note in the amount of $185,780. In accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company recognized the value of the embedded beneficial conversion feature of $20,642 as additional paid-in capital as the debt was issued with an intrinsic value conversion feature. The Company recognized $20,642 as interest expense during the year ended March 31, 2007, increasing the carrying value of the promissory notes to the face value of $185,780. During the year ended March 31, 2008, interest of $16,689 (2007 - $17,072) was treated as imputed at 5.5% per annum.

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

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2008
(Expressed in US dollars)


7. Common Stock (continued)

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

      The following table summarizes the continuity of the Company's warrants:

                                          Number of     Weighted average
                                        split-adjusted   exercise price
                                            shares             $
                                        --------------------------------

      Balance, March 31, 2007              285,000           0.32
      Expired                             (215,000)          0.33
                                        --------------------------------
      Balance, March 31, 2008               70,000           0.30
                                        ================================

      At March 31, 2008, the following share purchase warrants were outstanding:

      Number of Shares  Exercise Price     Expiry Date
      ---------------------------------------------------------

      35,000                $0.30          April 10, 2008
      35,000                $0.30          May 22, 2008

8.    Commitments and Contingencies

     (a) On March 1, 2006, the Company entered into an employment agreement with the Company's Vice-President of Finance. Under the terms of the employment agreement, the Company must pay $4,000 per month for an initial term of eight months, and grant options to acquire 300,000 shares of common stock. During the year ended March 31, 2008, $36,000 was charged to operations. At March 31, 2008, the Company had not granted any options and the agreement had been terminated.

     (b) On November 1, 2005, the Company entered into an employment agreement with the Company's Chief Executive Officer. Under the terms of the employment agreement, the Company must pay $120,000 per annum for the period from April 1, 2006 to March 31, 2008. This employment agreement extends the terms of the previous employment agreement, which expires on March 31, 2008. During the year ended March 31, 2008, $120,000 (2007 - $120,000) was charged to operations.

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2008
(Expressed in US dollars)


     (c) A claim has been asserted against the Company, its subsidiary and President alleging that the Company and/or its President are liable to for a loan in the amount of approximately $250,000, and that there was a failure to deliver approximately 53,333 split-adjusted shares of the Company's common stock which were to be held as security for the loan. The Company intends to vigorously defend itself in this matter and management feels it has meritorious defenses. This action is in a very preliminary stage and it is not possible to determine the probable outcome. The accompanying financial statements do not include any provision for possible loss.

9.    Income Taxes

   The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S federal and state income tax rates to earnings before income taxes. The Company has a net operating loss carryforward of approximately $6,540,000 available to offset taxable income in future years which expires in fiscal 2024. Pursuant to SFAS 109, the potential benefit of the net operating loss carryforward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

   The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2008
(Expressed in US dollars)


9. Income Taxes (continued)

                                                March 31,     March 31,
                                                  2008          2007
                                                    $             $


Net loss before income taxes per financial      559,472      1,951,033
   statements

Income tax rate                                     35%             35%

Income tax recovery                            (195,820)      (682,860)

Permanent differences                            82,080         80,040

Temporary differences                               530            660

Valuation allowance change                      113,210        602,160
-------------------------------------------------------------------------
Provision for income taxes                            -              -
=========================================================================


   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at March 31, 2008 and 2007 are as follows:

                                                March 31,     March 31,
                                                  2008          2007
                                                    $             $

Net operating loss carryforward                2,289,000     2,176,000

Valuation allowance                           (2,289,000)   (2,176,000)
-------------------------------------------------------------------------
Net deferred income tax asset                          -             -
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

Quantum MRI, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2008
(Expressed in US dollars)


10.   Subsequent Event

     On May 22, 2008, warrants to purchase 35,000 shares of the Company's common stock expired.

     On July 15, 2008 Kelly Fielder, the Company's only officer and director, converted all amounts owed to him by the Company, including any accrued interest and penalties ($1,310,672 as of March 31, 2008), into 1,000 shares of the Company's common stock.

     Also on July 15, 2008 Spectrum Meditech Inc., a corporation controlled by Mr. Fielder, converted all amounts owed to Spectrum by the Company, including any accrued interest and penalties (which was minimal as of March 31, 2008) into 1,000 shares of the Company's common stock.

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of December 2008.

                                  QUANTUM MRI, INC.


                                  By   /s/ Kelly Fielder
                                      ------------------------------------------
                                      Kelly Fielder, President, Principal
                                      Financial Officer and Principal Accounting
                                      Officer


      Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                     Title                    Date

 /s/ Kelly Fielder
-----------------------
Kelly Fielder                       Director             December 3, 2008