Form 10-Q
period 2008-06-30
QUANTUM MRI, INC.
filed 2009-01-05
CIK 1123844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2008

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

        For the transition period from ______________

                         Commission File Number: 0-33259

                                QUANTUM MRI, INC.
                     -------------------------------------
               (Exact Name of Issuer as Specified in Its Charter)

             Washington                                 54-0231483
 ---------------------------------         ------------------------------------
   (State or other jurisdiction            (I.R.S. Employer Identification No.)
 of incorporation or organization)

                       4750 Paton Street
                   Vancouver, British Columbia                   V6L 2J1
          ------------------------------------------------      ----------
          (Address of Issuer's Principal Executive Offices)     (Zip Code)

  Issuer's telephone number:     (303) 506-1633

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.
                                       Yes ____X_____       No __________
                                               -

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
                     Yes ________         No   ___X___

         Class of Stock      No. Shares Outstanding            Date
         --------------      ----------------------            ----

            Common                 14,073,391           December 30, 2008

                                Quantum MRI, Inc.
                       (A Developmental Stage Enterprise)
                           Consolidated Balance Sheets
                                  (US DOLLARS)

                                                   June 30,         March 31,
                                                     2008             2008
                                                 (UNAUDITED)
                    Assets
Current Assets
 Cash & Equivalents                            $         23       $         39
 Total Current Assets                                    23                 39
                                               -------------      -------------
                 Total Assets                  $         23       $         39
                                               =============      =============

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
 Accounts Payable                              $    190,382       $    197,238
 Accrued Expenses                                   198,771            173,771
 Due to Related Parties                             110,647          1,390,450
 Loans Payable                                      160,700            160,700
 Convertible Notes Payable                          303,055            303,055
                                               -------------      -------------
  Total Current Liabilities                         963,555          2,225,214

Commitments and Contingencies

Stockholders' Equity (Deficit)
 Common Stock, $0.001 par value, 50,000,000
  shares authorized; 14,071,306 shares issued
  and outstanding                                    14,071             14,071
 Additional Paid-in Capital                       6,922,000          5,599,777
 Common Stock Subscribed                            125,552            125,550
 Deficit Accumulated during the Developmental
  Stage                                          (8,025,155)        (7,964,573)
                                               -------------      -------------
  Total Stockholders' Equity (Deficit)             (963,532)        (2,225,175)
                                               -------------      -------------
  Total Liabilities and Stockholders'
    Equity (Deficit)                           $         23       $         39
                                               =============      =============



    The accompanying notes are an integral part of these financial statements

                                Quantum MRI, Inc.
                       (A Developmental Stage Enterprise)
                      Consolidated Statements of Operations
                             UNAUDITED (US DOLLARS)


                                                                       For the Period
                                                                      from June 7, 1989
                                        For the Three Months Ended    (Inception) to
                                                  June 30,               June 30,
                                           2008              2007           2008
                                      -------------------------------------------------

Revenues                              $         -      $         -      $     2,731

Operating Expenses
 Consulting                                     -           10,194        1,340,975
 Donated Rent                               7,404            7,051          136,850
 Donated Services                               -                -           28,070
 General and Administrative                 1,417           27,572          440,398
 Impairment Loss on Intangible Asset            -                -          252,819
 Management Fees                           30,000           42,000        3,179,000
 Product Development                            -                -           92,402
 Professional Fees                              -           20,000          490,183
                                      ------------     ------------     ------------
          Total Operating Expenses         38,821          106,817        5,960,697
                                      ------------     ------------     ------------
Operating Income (Loss)                   (38,821)        (106,817)      (5,957,966)
                                      ------------     ------------     ------------
Other Income (Expense)
 Beneficial Conversion Feature of
  Convertible Notes                             -                -          (66,537)
 Imputed Interest                          (4,149)               -         (669,704)
 Interest Expense                         (17,612)         (54,979)        (440,731)
 Loss on Settlement of Debt                     -                -         (230,000)
                                      ------------     ------------     ------------
    Total Other Income (Expense)          (21,761)         (54,979)      (1,406,972)

Net Income (Loss) Before
  Income Taxes                            (60,582)        (161,796)      (7,364,938)

Provision for Income Taxes                      -                -                -
                                      ------------     ------------     ------------
Net Income (Loss)                     $   (60,582)     $  (161,796)     $(7,364,938)
                                      ============     ============     ============
Net Income per Share
 Basic                                $     (0.00)     $     (0.01)
                                      ============     ============
 Diluted                              $     (0.00)     $     (0.01)
                                      ============     ============
Number of Shares Used in Per Share
Calculations
 Basic                                 14,071,306       14,071,306
                                      ============     ============
 Diluted                               14,071,306       14,071,306
                                      ===========      ============


The accompanying notes are an integral part of these financial statements.

        Quantum MRI, Inc.
      (A Developmental Stage
           Enterprise)
 Consolidated Statements of Cash
              Flows
      UNAUDITED (US DOLLARS)


                                                                               For the Period from
                                      For the Three Months Ended June 30,    June 7, 1989 (inception)
                                             2008              2007              to June 30, 2008
                                             ----              ----          ------------------------

Cash Flows from Operating Activities
------------------------------------

Net Income (Loss)                       $    (60,582)     $   (161,796)            $ (7,364,938)

Adjustments to reconcile net loss to
net cash used in operating activities:
 Beneficial Conversion Feature of
  Convertible Notes                                -                 -                  66,537
 Depreciation & Amortization                       -               470                  37,151
 Donated Rent                                  7,404             7,051                 164,920
 Impairment Loss of Intangible Asset               -                 -                 252,819
 Imputed Interest                              4,149            54,979                 669,704
 Loss on Disposal of Assets                        -                 -                   4,597
 Loss on Settlement of Debt                        -                 -                 230,000
 Stock Issued Pursuant to Loan Agreement           -                 -                 101,550
 Stock Based Compensation                          -                 -               3,677,295

Changes in operating assets and liabilities:
 Accounts Payable and Accrued Expenses        18,144            49,198                 399,520
                                        -------------     -------------           -------------
 Net Cash Used in Operating Activities       (30,885)          (50,098)             (1,760,845)

     Cash Flows from Investing Activities

 Purchase of Property and Equipment                -                 -                 (19,603)
                                        -------------     -------------           -------------
 Net Cash Used in Investing Activities             -                 -                 (19,603)

     Cash Flows from Financing Activities

 Due to Related Parties                       30,869            50,822                 734,691
 Loans Payable                                     -                 -                 160,700
 Convertible Notes Payable                         -                 -                 423,305
 Proceeds from Issuance of Stock                   -                 -                 461,775

 Net Cash Provided by Financing Activities    30,869            50,822               1,780,471
                                        -------------     -------------           -------------
 Net Increase (Decrease) in Cash                 (16)              724                      23
                                        -------------     -------------           -------------
 Cash Beginning of Period                         39               142                       -
                                        -------------     -------------           -------------
 Cash End of Period                     $         23      $        866            $         23
                                        =============     =============           =============

Supplemental Disclosure of Cash
Flow Information:
 Cash Paid during the period for
  interest                              $          -      $          -            $          -
 Cash Paid during the period for
  income taxes                                     -                 -                       -


                                Quantum MRI, Inc.
                       (A Developmental Stage Enterprise)
                      Consolidated Statements of Cash Flows
                             UNAUDITED (US DOLLARS)




                                                                               For the Period from
                                      For the Three Months Ended June 30,    June 7, 1989 (inception)
                                             2008              2007              to June 30, 2008
                                             ----              ----          ------------------------
Cash Flows from Operating Activities

Supplemental Disclosure of Non-Cash Items:
 Shares Issued Pursuant to Loan Agreement          -                 -                 101,550
 Shares Issued on Conversion of Notes Payable      -                 -               1,288,275
 Forgiveness of Debt with Settlement
   from Shareholder                        1,310,672                 -               1,550,159
 Licensing Agreement Acquired                      -                 -                 274,964
 Receipt of Marketable Securities as
   Payment for Future  Services                    -                 -                 918,490






    The accompanying notes are an integral part of these financial statements

                        Quantum MRI, Inc. and Subsidiary
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             UNAUDITED (US DOLLARS)

Note 1 - Organization, Business & Operations

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

On December 3, 2002, the Company acquired all of the issued and outstanding shares of SETI Corp. ("SETI") in exchange for 111,275 newly issued split-adjusted shares of the Company's common stock. Prior to the acquisition, the Company had no operations and was considered a public shell. SETI was also a development stage company with no operations; however had a licensing agreement for certain patented technology. Accordingly, since SETI was not considered a business, the transaction was accounted for as a recapitalization of the public shell and the issuance of stock by the Company for the assets and liabilities of SETI. The value of the net assets of SETI is the same as their historical book value, which included the licensing agreement of $274,964 and liabilities assumed of $918,490. In addition, as part of the transaction, the former president returned 50,000 split-adjusted common shares to the Company for cancellation.

The accompanying consolidated financial statements include the historical accounts of SETI since December 3, 2002. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 2 - Going Concern and Management's Plans

At June 30, 2008, the Company had a working capital deficit of $(963,532) and accumulated losses of $(8,025,155) since inception. The ability of the Company to continue as a going concern is dependent on its ability to emerge from the development stage with respect to its planned principal business activity, attaining profitable operations and raising additional debt and/or equity financing to fund its operations. Management's plan in this regard is to raise additional funding through private offerings and to operate MRI testing centers. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, the above matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

                        Quantum MRI, Inc. and Subsidiary
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             UNAUDITED (US DOLLARS)

Note 3 - Summary of Significant Accounting Policies

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentrations of Credit Risk - Cash

The Company maintains its cash with various financial institutions, which may exceed federally insured limits throughout the period.

Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As June 30, 2008 and March 31, 2008, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

Marketable Securities Available for Sale

The Company evaluates its investment policies and the appropriate classification of securities at the time of purchase consistent with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain investments in Debt and Equity Securities," at each balance sheet date and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in stockholders' deficiency under the caption "Accumulated Other Comprehensive Loss". Realized gains and losses and declines in value judged to be other than-temporary on available-for-sale

                        Quantum MRI, Inc. and Subsidiary
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             UNAUDITED (US DOLLARS)

securities are included in net gain on sale of marketable securities. The cost of securities sold is based on the specific identification method.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is computed on a weighted-average basis, which approximates the first-in, first-out method; market is based upon estimated replacement costs

                        Quantum MRI, Inc. and Subsidiary
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             UNAUDITED (US DOLLARS)

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and consist of computer hardware and office furniture. These assets are depreciated on a straight-line basis using an estimated useful life of five years. Leasehold improvements are amortized over the shorter of the useful life or the remaining lease term. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in operations. Expenditures for maintenance and repairs are charged to operations as incurred. Renewals and betterments are capitalized.

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

                        Quantum MRI, Inc. and Subsidiary
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             UNAUDITED (US DOLLARS)

Reclassification

Certain reclassifications have been made to the prior year's financial statements to conform to the current period's presentation.

Stock-based compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment. This pronouncement amends SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. Under SFAS No. 123(R), we are required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123(R) and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Common stock issued to non-employees in exchange for services is accounted for based on the fair value of the services received.

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

                        Quantum MRI, Inc. and Subsidiary
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             UNAUDITED (US DOLLARS)

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

                        Quantum MRI, Inc. and Subsidiary
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             UNAUDITED (US DOLLARS)

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

                        Quantum MRI, Inc. and Subsidiary
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             UNAUDITED (US DOLLARS)

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

Note 4 - Related Party Transactions

   a. During the three months ended June 30, 2008 and 2007, management fees of $30,000 and $42,000, respectively, were charged to operations pursuant to executive services agreements with the President of the Company and the Vice-President of Finance.

   b. On July 15, 2008, the Company's President, and a company controlled by the President agreed to convert $1,310,672 relating to amounts assumed by the Company at the acquisition of SETI and subsequent advances made to the Company into 2,000 shares of Common Stock. As of June 30, 2008, these shares were classified as common stock subscribed. As of June 30, 2008, the Company is indebted to the President of the Company for $30,869, representing management fees and expenses paid on behalf of the Company. These amounts have no due date and are non-interest bearing.

   c. During the three months ended June 30, 2008 and 2007, the Company recognized a total of $7,404 and $7,051, respectively, for donated rent provided by the President of the Company.

   d. As of June 30, 2008, the Company is indebted to a Director of the Company for $79,778, representing expenses paid on behalf of the Company. These amounts have no due date and are non-interest bearing.

Note 5 - Loans Payable

   a. On March 31, 2007, the Company entered into an investment agreement with an investor and received $10,700 as a loan repayable on September 1, 2007. Pursuant to the agreement, the Company will pay interest of 15% per annum.

   b. On November 17, 2006, the Company entered into an unsecured investment agreement with an investor and received $50,000 as a loan repayable on or before January 20, 2007. Pursuant to the agreement, the Company will pay interest of 12% per annum and issue the investor 2,000,000 shares of the Company's common stock. The issuance of the 2,000,000 shares of common stock was valued at $100,000 and recorded as stock-based compensation and common stock subscribed. At June 30, 2008, the loan remains unpaid and the 2,000,000 shares have not been issued.

   c. On May 22, 2006, the Company entered into an unsecured investment agreement with an investor and received $25,000 as a loan repayable on July 22, 2006. Pursuant to the agreement, the Company will pay interest of 15% per annum and issue the investor 35,000 restricted shares of the Company's common stock

                        Quantum MRI, Inc. and Subsidiary
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             UNAUDITED (US DOLLARS)

and a warrant to purchase 35,000 restricted shares of the Company's common stock at a price of $0.30 per share until May 22, 2008. As of June 30, 2008, these warrants expired unexercised. The loan was not repaid on July 22, 2006 and remains outstanding.

   d. On March 6, 2006, the Company entered into three unsecured investment agreements with investors to receive loans totaling $75,000, repayable on May 6, 2006. Pursuant to the agreements, the Company will pay interest of $15,000 and issue the investors 180,000 shares of the Company's common stock and warrants to purchase 180,000 restricted shares of the Company's common stock at a price of $0.30 per share until May 6, 2007. As of June 30, 2008, these warrants expired unexercised. The loans were not repaid on May 6, 2006, and remain outstanding. Under the terms of the notes, additional interest of $2,500 is charged for each 30 day period or fraction of 30 day period where the repayment of the principal amounts are past due. Refer to Note 7.

Note 6 - Convertible Notes Payable

On November 16, 2005, the Company entered into an Exchange Agreement with the holder of all of the Company's outstanding notes payable (the "Creditor"). Under the terms of the agreement, the Creditor agreed to return for cancellation the 64,950 shares of common stock previously received on settlement of promissory notes in exchange for three new convertible notes in the aggregate principal amount of $292,275. The notes matured on December 17, 2005 ($100,000), January 15, 2006 ($100,000) and March 15, 2006 ($92,275). The Creditor also agreed to cancel the prior outstanding promissory notes totaling $85,780 in exchange for a new convertible note for $85,780 that matured on June 15, 2006. The Company also issued a new convertible note for cash proceeds of $35,000 that matures on August 15, 2006. All notes bear interest at 5.5% per annum. The principal and accrued interest on the promissory notes may be converted into shares of the Company's common stock at the Conversion Price at the option of the holder. The Conversion Price is 90% of average closing bid price of the Company's common stock for the 30 trading days preceding the conversion. During the year ended March 31, 2006, the creditor agreed to waive interest on all outstanding notes.

In accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company recognized the value of the embedded beneficial conversion feature of $45,895 as additional paid-in capital as the debt was issued with an intrinsic value conversion feature. At June 30, 2008, the principle value of the promissory notes to the face value of $117,275.

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

                        Quantum MRI, Inc. and Subsidiary
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             UNAUDITED (US DOLLARS)

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

Note 7 - Stockholders' Deficiency

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value (the "Common Stock").

No shares of Common Stock were issued for the periods ended June 30, 2008 and March 31, 2008.

                        Quantum MRI, Inc. and Subsidiary
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             UNAUDITED (US DOLLARS)

Issuance of Warrants

On March 6, 2006, the Company agreed to issue 180,000 shares of the Company's common stock with a fair value of $90,000 and warrants to purchase 180,000 shares at $0.30 per share with a fair value of $63,294 pursuant to three investment agreements. During the year ended March 31, 2006, the total fair value of $153,294 was charged to interest expense with a corresponding credit of $63,294 to additional paid-in capital and $90,000 to common stock subscribed. During the year ended March 31, 2007, a shareholder transferred the 180,000 shares of the Company's common stock on behalf of the Company in consideration for a convertible note. Refer to Note 5d.

The following table summarizes the continuity of the Company's warrants:

                                               Number of    Weighted Average
                                                Warrants     Exercise Price

Outstanding, March 31, 2007                      285,000         $  0.32
      Granted                                         --         $    --
      Exercised                                       --         $    --
      Expired                                   (215,000)        $  0.33
                                             -----------
   Outstanding, March 31, 2008                    70,000         $  0.32
                                             ===========
      Granted                                         --         $    --
      Exercised                                       --         $    --
      Expired                                    (70,000)        $  0.32
                                             -----------
   Outstanding, June 30, 2008                         --         $    --
                                             ===========


Note 8 - Commitments & Contingencies

   a. On March 1, 2006, the Company entered into an employment agreement with the Company's Vice-President of Finance. Under the terms of the employment agreement, the Company must pay $4,000 per month for an initial term of eight months, and grant options to acquire 300,000 shares of common stock. For the three months ended June 30, 2008 and 2007, $0 and $12,000 were charged to operations, respectively. At March 31, 2008, the Company had not granted any options and the agreement had been terminated.

   b. On November 1, 2005, the Company entered into an employment agreement with the Company's Chief Executive Officer. Under the terms of the employment agreement, the Company must pay $120,000 per annum for the period from April 1, 2006 to March 31, 2008. This employment agreement extends the terms of the previous employment agreement, which expires on March 31, 2008. For the three months ended June 30, 2008 and 2007, $30,000 and $30,000 were charged to operations, respectively.

   c. A claim has been asserted against the Company, its subsidiary and President alleging that the Company and/or its President are liable to for a loan in the amount of approximately $250,000, and that there was a failure to deliver approximately 53,333 split-adjusted shares of the Company's common stock which were to be held as security for the loan. The Company intends to

                        Quantum MRI, Inc. and Subsidiary
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             UNAUDITED (US DOLLARS)

vigorously defend itself in this matter and management feels it has meritorious defenses. This action is in a very preliminary stage and it is not possible to determine the probable outcome. The accompanying financial statements do not include any provision for possible loss.

Note 9 - Subsequent Events

There were no subsequent events.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

      The Company has been inactive since 2005. During the three months ended June 30, 2008 the Company did not have any revenues. During this period of time, the Company was primarily involved in attempting to raise capital for its operations.

      As of June 30, 2008 the Company had assets of $23, liabilities of $963,555, and an accumulated deficit of $(8,025,155). During the three months ended June 30, 2008 the Company incurred a net loss of $(60,582) and the Company's operations used $(30,885) in cash. The Company satisfied its cash requirements during fiscal 2008 with a loan from a principal shareholder.

      The Company does not have any bank lines of credit, or any other traditional financing arrangements. The Company expects to obtain additional capital through the private sale of its common stock or from borrowings from private lenders. There can be no assurance that the Company will be successful in obtaining the capital which it may need.

ITEM 4T. CONTROLS AND PROCEDURES

    Kelly Fielder, the Company's Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in his opinion the Company's disclosure controls and procedures are effective.

    There were no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II -OTHER INFORMATION


ITEM 6.    EXHIBITS

Exhibit
Number      Description of Exhibits
--------    -----------------------

  31        Rule 13a-14(a) Certifications
  32        Section 1350 Certifications

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      QUANTUM MRI, INC.

Date:  January 5, 2009
                                      By: /s/ Kelly Fielder
                                          -------------------------------------
                                          Kelly Fielder, President and
                                          Principal     Financial and
                                          Accounting Officer