Form 10-Q
period 2008-09-30
QUANTUM MRI, INC.
filed 2009-01-05
CIK 1123844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 2008

                                       OR

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________

                         Commission File Number: 0-33259

                                QUANTUM MRI, INC.
                       ----------------------------------
               (Exact Name of Issuer as Specified in Its Charter)

            Washington                               54-0231483
 ---------------------------------               -------------------
   (State or other jurisdiction                   (I.R.S. Employer
 of incorporation or organization)               Identification No.)


                     4750 Paton Street
                 Vancouver, British Columbia                 V6L 2J1
       -------------------------------------------------   ----------
       (Address of Issuer's Principal Executive Offices)   (Zip Code)

  Issuer's telephone number:     (303) 506-1633

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.
                                      Yes __X__         No ____

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
                                                 Yes __X__      No  ____

         Class of Stock      No. Shares Outstanding               Date
         --------------      ----------------------               ----

            Common                 14,073,391               December 30, 2008

                                Quantum MRI, Inc.
                       (A Developmental Stage Enterprise)
                           Consolidated Balance Sheets
                                  (US DOLLARS)

                                             September 30,
                                                 2008            March 31,
                                             (UNAUDITED)           2008
                                             -------------       ---------
                   Assets
                   ------
Current Assets
 Cash & Equivalents                          $        10       $        39
   Total Current Assets                               10                39
                                             ------------      ------------
           Total Assets                      $        10       $        39
                                             ============      ============

   Liabilities and Stockholders'
     Equity (Deficit)

Current Liabilities
 Accounts Payable                            $   200,431           197,238
 Accrued Expenses                                229,122           173,771
 Due to Related Parties                          141,430         1,390,450
 Loans Payable                                   160,700           160,700
 Convertible Notes Payable                       303,055           303,055
                                             ------------      ------------
 Total Current Liabilities                     1,034,738         2,225,214

Commitments and Contingencies                          -                 -

Stockholders' Equity (Deficit)
 Common Stock, $0.001 par value, 50,000,000
  shares authorized; 14,071,306 shares
  issued and outstanding                          14,071            14,071
 Additional Paid-in Capital                    6,934,708         5,599,777
 Common Stock Subscribed                         125,552           125,550
 Deficit Accumulated during the
  Developmental Stage                         (8,109,059)       (7,964,573)
                                             ------------      ------------
   Total Stockholders' Equity (Deficit)       (1,034,728)       (2,225,175)
                                             ------------      ------------
 Total Liabilities and Stockholders'
  Equity (Deficit)                           $        10       $        39
                                             ============      ============

   The accompanying notes are an integral part of these financial statements.

                                Quantum MRI, Inc.
                       (A Developmental Stage Enterprise)
                      Consolidated Statements of Operations
                             UNAUDITED (US DOLLARS)


                                                                                             For the
                                                                                           Period from
                                       For the Three Months         For the Six Months     June 7, 1989
                                              Ended                       Ended           (Inception) to
                                          September 30,                September 30,        September 30,
                                       2008            2007         2008          2007          2008
                                      -------------------------------------------------------------------
Revenues                              $       -     $       -    $       -     $       -    $    2,731

Operating Expenses
 Consulting                                   -          11,053            -        21,247     1,340,975
 Donated Rent                             7,404           7,330       14,808        14,381       144,254
 Donated Services                             -               -            -             -        28,070
 General and Administrative               1,057          20,862        2,474        48,434       441,455
 Impairment Loss on Intangible Asset          -               -            -             -       252,819
 Management Fees                         30,000          42,000       60,000        84,000     3,209,000
 Product Development                          -               -            -             -        92,402
 Professional Fees                       22,748          10,718       22,748        30,718       512,931
                                     -----------     -----------  -----------   -----------   -----------
   Total Operating Expenses              61,209          91,963      100,030       198,780     6,021,906
                                     -----------     -----------  -----------   -----------   -----------
Operating Income (Loss)                 (61,209)        (91,963)    (100,030)     (198,780)   (6,019,175)
                                     -----------     -----------  -----------   -----------   -----------
Other Income (Expense)
 Beneficial Conversion Feature of
  Convertible Notes                           -               -            -             -       (66,537)
 Imputed Interest                        (5,304)        (56,101)      (9,453)     (111,079)     (675,008)
 Interest Expense                       (17,391)              -      (35,003)            -      (458,122)
 Loss on Settlement of Debt                   -               -            -             -      (230,000)
                                     -----------     -----------  -----------   -----------   -----------
  Total Other Income (Expense)          (22,695)        (56,101)     (44,456)     (111,079)   (1,429,667)

Net Income (Loss) Before
 Income Taxes                           (83,904)       (148,064)    (144,486)     (309,859)   (7,448,842)

Provision for Income Taxes                    -               -            -             -             -
                                     -----------     -----------  -----------   -----------   -----------
Net Income (Loss)                    $  (83,904)     $ (148,064)  $ (144,486)   $ (309,859)  $(7,448,842)
                                     ===========     ===========  ===========   ===========  ============
Net Income per Share
 Basic                               $    (0.01)     $    (0.01)  $    (0.01)   $    (0.02)
                                     ===========     ===========  ===========   ===========
 Diluted                             $    (0.01)     $    (0.01)  $    (0.01)   $    (0.02)
                                     ===========     ===========  ===========   ===========
Number of Shares Used in Per
Share Calculations
 Basic                               14,071,306      14,071,306   14,071,306    14,071,306
                                     ===========     ===========  ===========   ===========
 Diluted                             14,071,306      14,071,306   14,071,306    14,071,306
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

                                Quantum MRI, Inc.
                             (A Developmental Stage
                                   Enterprise)
                      Consolidated Statements of Cash Flows
                             UNAUDITED (US DOLLARS)


                                                                               For the Period from
                                                  For the Six Months Ended   June 7, 1989 (Inception)
                                                        September 30,            to September 30,
                                                      2008          2007                2008
                                                  ---------------------------------------------------
   Cash Flows from Operating Activities
   ------------------------------------
      Net Income (Loss)                           $ (144,486)   $ (309,859)      $ (7,448,842)

   Adjustments to reconcile net loss to
   net cash used in operating activities:
     Beneficial Conversion Feature of
      Convertible Notes                                    -             -             66,537
     Depreciation & Amortization                           -           939             37,151
     Donated Rent                                     14,808        14,381            172,324
     Impairment Loss of Intangible Asset                   -             -            252,819
     Imputed Interest                                  9,453       111,079            675,008
     Loss on Disposal of Assets                            -             -              4,597
     Loss on Settlement of Debt                            -             -            230,000
     Stock Issued Pursuant to Loan Agreement               -             -            101,550
     Stock Based Compensation                              -             -          3,677,295

   Changes in operating assets and liabilities:
     Accounts Payable and Accrued Expenses            58,544        99,274            439,920
                                                 ------------  ------------       ------------
     Net Cash Used in Operating Activities           (61,681)      (84,186)        (1,791,641)

   Cash Flows from Investing Activities
   ------------------------------------
    Purchase of Property and Equipment                     -             -            (19,603)
                                                 ------------  ------------       ------------
    Net Cash Used in Investing Activities                  -             -            (19,603)

   Cash Flows from Financing Activities
   ------------------------------------
     Due to Related Parties                           61,652        96,808            765,474
     Loans Payable                                         -             -            160,700
     Convertible Notes Payable                             -             -            423,305
     Proceeds from Issuance of Stock                       -             -            461,775
                                                 ------------  ------------       ------------
   Net Cash Provided by Financing Activities          61,652        96,808          1,811,254
                                                 ------------  ------------       ------------
   Net Increase (Decrease) in Cash                       (29)       12,622                 10
                                                 ------------  ------------       ------------
   Cash Beginning of Period                               39           142                  -
                                                 ------------  ------------       ------------
   Cash End of Period                            $        10   $    12,764        $        10

 Supplemental Disclosure of Cash Flow
 Information:
  Cash Paid during the period for interest       $         -   $         -        $         -
  Cash Paid during the period for income
   taxes                                                   -             -                  -

 Supplemental Disclosure of Non-Cash Items:
  Shares Issued Pursuant to Loan Agreement       $         -   $         -        $   101,550
  Shares Issued on Conversion of Notes Payable             -             -          1,288,275
  Forgiveness of Debt with Settlement
   from Shareholder                                1,310,672             -          1,550,159
  Licensing Agreement Acquired                             -             -            274,964
  Receipt of Marketable Securities as
   Payment for Future  Services                            -             -            918,490


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

Note 2 - Going Concern and Management's Plans

At September 30, 2008, the Company had a working capital deficit of $1,034,728 and accumulated losses of $8,109,059 since inception. The ability of the Company to continue as a going concern is dependent on its ability to emerge from the development stage with respect to its planned principal business activity, attaining profitable operations and raising additional debt and/or equity financing to fund its operations. Management's plan in this regard is to raise additional funding through private offerings and to operate MRI testing centers. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As September 30, 2008 and March 31, 2008, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

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

                        Quantum MRI, Inc. and Subsidiary
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             UNAUDITED (US DOLLARS)

Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in stockholders' deficiency under the caption "Accumulated Other Comprehensive Loss". Realized gains and losses and declines in value judged to be other than-temporary on available-for-sale securities are included in net gain on sale of marketable securities. The cost of securities sold is based on the specific identification method.

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

Stock-based compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment. This pronouncement amends SFAS No. 123, Accounting for Stock-Based Compensation , and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees . SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. Under SFAS No. 123(R), we are required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest.

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

Note 4 - Related Party Transactions

     a. During the six months ended September 30, 2008 and 2007, management fees of $60,000 and $84,000, respectively, were charged to operations pursuant to executive services agreements with the President of the Company and the Vice-President of Finance.

     b. On July 15, 2008, the Company's President, and a company controlled by the President agreed to convert $1,310,672 relating to amounts assumed by the Company at the acquisition of SETI and subsequent advances made to the Company into 2,000 shares of Common Stock. As of September 30, 2008, these shares were classified as common stock subscribed. As of September 30, 2008, the Company is indebted to the President of the Company for $61,652, representing management fees and expenses paid on behalf of the Company. These amounts have no due date and are non-interest bearing.

     c. During the six months ended September 30, 2008 and 2007, the Company recognized a total of $14,808 and $14,381, respectively, for donated rent provided by the President of the Company.

     d. As of September 30, 2008, the Company is indebted to a Director of the Company for $79,778, representing expenses paid on behalf of the Company. These amounts have no due date and are non-interest bearing.

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

                        Quantum MRI, Inc. and Subsidiary
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             UNAUDITED (US DOLLARS)

     b. On November 17, 2006, the Company entered into an unsecured investment agreement with an investor and received $50,000 as a loan repayable on or before January 20, 2007. Pursuant to the agreement, the Company will pay interest of 12% per annum and issue the investor 2,000,000 shares of the Company's common stock. The issuance of the 2,000,000 shares of common stock was valued at $100,000 and recorded as stock-based compensation and common stock subscribed. At September 30, 2008, the loan remains unpaid and the 2,000,000 shares have not been issued.

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

                        Quantum MRI, Inc. and Subsidiary
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             UNAUDITED (US DOLLARS)

In accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company recognized the value of the embedded beneficial conversion feature of $45,895 as additional paid-in capital as the debt was issued with an intrinsic value conversion feature. At September 30, 2008, the carrying value of the promissory notes to the face value of $117,275.

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

Note 7 - Stockholders' Deficiency

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value (the "Common Stock"). No shares of Common Stock were issued for the periods ended September 30, 2008 and March 31, 2008.

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

The following table summarizes the continuity of the Company's warrants:

                                             Number of      Weighted Average
                                              Warrants        Exercise Price

   Outstanding, March 31, 2007                 285,000             $0.32
                                             ==========
      Granted                                       --             $  --
      Exercised                                     --             $  --
      Expired                                 (215,000)            $0.33
                                             ----------
   Outstanding, March 31, 2008                  70,000             $0.32
                                             ==========
      Granted                                       --             $  --
      Exercised                                     --             $  --
      Expired                                  (70,000)            $0.32
                                             ----------
   Outstanding, September 30, 2008                  --             $  --
                                             ==========

Note 8 - Commitments & Contingencies

     a. On March 1, 2006, the Company entered into an employment agreement with the Company's Vice-President of Finance. Under the terms of the employment agreement, the Company must pay $4,000 per month for an initial term of eight months, and grant options to acquire 300,000 shares of common stock. For the six months ended September 30, 2008 and 2007, $0 and $24,000 was charged to operations, respectively. At

                        Quantum MRI, Inc. and Subsidiary
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             UNAUDITED (US DOLLARS)

          March 31, 2008, the Company had not granted any options and the agreement had been terminated.

     b. On November 1, 2005, the Company entered into an employment agreement with the Company's Chief Executive Officer. Under the terms of the employment agreement, the Company must pay $120,000 per annum for the period from April 1, 2006 to March 31, 2008. This employment agreement extends the terms of the previous employment agreement, which expires on March 31, 2008. For the six months ended September 30, 2008 and 2007, $60,000 and $60,000 was charged to operations, respectively.

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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

      The Company has been inactive since 2005. During the six months ended September 30, 2008 the Company did not have any revenues. During this period of time, the Company was primarily involved in attempting to raise capital for its operations.

      As of September 30, 2008 the Company had assets of $10, liabilities of $1,034,738, and an accumulated deficit of $(8,109,059). During the six months ended September 30, 2008 the Company incurred a net loss of $(144,486) and the Company's operations used $(61,681) in cash. The Company satisfied its cash requirements during this period with loans from a principal shareholder.

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

There were no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II


ITEM 6.    EXHIBITS

Exhibit
Number      Description of Exhibits
-------     -----------------------

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